Form 10-Q
period 2013-09-30
Covisint Corp
filed 2013-11-06
CIK 1563699

As filed with the Securities and Exchange Commission on November 5, 2013.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36088

Covisint Corporation
(Exact name of registrant as specified in its charter)

MICHIGAN (State or other jurisdiction of incorporation or organization)	26-2318591 (I.R.S. Employer Identification Number)

One Campus Martius, Detroit, Michigan 48226-5099
(313) 227-7000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).             Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:
As of November 5, 2013, there were outstanding 37,363,000 shares of Common Stock, no par value, of the registrant.

COVISINT CORPORATION AND THE COVISINT OPERATIONS OF COMPUWARE CORPORATION
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	September 30, 2013	March 31, 2013
ASSETS
CURRENT ASSETS:
Cash	$1,067	$966
Initial public offering proceeds receivable	68,448	—
Accounts receivable, net	22,378	25,386
Deferred tax asset, net	1,569	2,011
Other current assets	5,695	5,517
Total current assets	99,157	33,880
PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION	2,906	2,654
CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS, NET	24,294	24,447
OTHER:
Goodwill	25,385	25,385
Deferred costs	8,469	9,738
Deferred tax asset, net	146	146
Other assets	941	1,808
Total other assets	34,941	37,077
TOTAL ASSETS	$161,298	$98,058
LIABILITIES AND SHAREHOLDER's EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,176	$2,440
Accrued commissions	1,727	1,982
Deferred revenue	15,982	16,989
Accrued expenses	2,828	2,921
Due to parent and affiliates	10,904	7,556
Total current liabilities	35,617	31,888
DEFERRED REVENUE	15,521	18,188
ACCRUED LIABILITIES	17	271
DEFERRED TAX LIABILITY, NET	2,982	4,817
Total liabilities	54,137	55,164
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDER’S EQUITY:
Preferred stock, no par value - authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, no par value - authorized 50,000,000 shares; issued and outstanding 37,363,000 (30,003,000 issued and outstanding as of March 31, 2013)	—	—
Additional paid-in capital	127,849	46,186
Retained deficit	(20,705)	(3,289)
Accumulated other comprehensive income (loss)	17	(3)
Total shareholder’s equity	107,161	42,894
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$161,298	$98,058
See notes to condensed, combined and consolidated financial statements.

COVISINT CORPORATION AND THE COVISINT OPERATIONS OF COMPUWARE CORPORATION
CONDENSED, COMBINED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
REVENUE	$24,525	$20,606	$48,626	$41,219
COST OF REVENUE	14,126	11,171	27,436	21,849
GROSS PROFIT	10,399	9,435	21,190	19,370
OPERATING EXPENSES:
Research and development	3,244	244	5,829	418
Sales and marketing	10,787	6,482	18,126	11,994
Administrative and general	9,080	4,964	14,614	9,080
Total operating expenses	23,111	11,690	38,569	21,492
INCOME (LOSS) BEFORE INCOME TAX PROVISION	(12,712)	(2,255)	(17,379)	(2,122)
INCOME TAX PROVISION	34	55	37	57
NET INCOME (LOSS)	($12,746)	($2,310)	($17,416)	($2,179)
Basic and diluted earnings (loss) per share	($0.42)	($0.08)	($0.58)	($0.07)
OTHER COMPREHENSIVE INCOME, NET OF TAX
Foreign currency translation adjustments	$21	$—	$20	$—
TAX ATTRIBUTES OF ITEMS IN OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	—	—	—	—
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	21	—	20	—
COMPREHENSIVE INCOME (LOSS)	($12,725)	($2,310)	($17,396)	($2,179)

See notes to condensed, combined and consolidated financial statements.

COVISINT CORPORATION AND THE COVISINT OPERATIONS OF COMPUWARE CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
SIX MONTHS ENDED SEPTEMBER 30, 2013
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholder’s
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
BALANCE AT MARCH 31, 2013	30,003,000	$—	$46,186	($3,289)	($3)	$42,894
Net income (loss)				(17,416)		(17,416)
Parent contribution of stock awards and related taxes, net (Note 5)			(2,132)			(2,132)
Covisint stock option expense (Note 5)			12,531			12,531
Income taxes			4,942			4,942
Foreign currency translation					20	20
IPO proceeds receivable, net of offering costs	7,360,000		66,322			66,322
BALANCE AT SEPTEMBER 30, 2013	37,363,000	$—	$127,849	($20,705)	$17	$107,161

See notes to condensed, combined and consolidated financial statements.

COVISINT CORPORATION AND THE COVISINT OPERATIONS OF COMPUWARE CORPORATION
CONDENSED, COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended September 30,
	2013	2012
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	($17,416)	($2,179)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	4,203	3,040
Deferred income taxes	34	(489)
Stock award compensation	10,506	709
Other	—	60
Net change in assets and liabilities:
Accounts receivable	3,066	5,173
Other assets	1,246	1,656
Accounts payable and accrued expenses	(211)	(336)
Deferred revenue	(3,729)	(4,974)
Net cash provided by (used in) operating activities	(2,301)	2,660
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of:
Property and equipment	(475)	(282)
Capitalized software	(3,348)	(7,601)
Net cash used in investing activities	(3,823)	(7,883)
CASH FLOWS PROVIDED BY FINANCING ACTIVITES:
Net investment from parent company	—	5,223
Cash payments from parent company	38,427	—
Cash payments to parent company	(31,634)	—
Initial public offering costs	(608)	—
Net cash provided by financing activities	6,185	5,223
EFFECT OF EXCHANGE RATE CHANGES ON CASH	40	—
NET CHANGE IN CASH	101	—
CASH AT BEGINNING OF PERIOD	966	—
CASH AT END OF PERIOD	$1,067	$—

Supplemental Disclosure:
Accrued IPO costs at September 30, 2013 (Non-cash financing activity)	$804	$—
See notes to condensed, combined and consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Covisint Corporation
Detroit, Michigan

We have reviewed the accompanying condensed and consolidated balance sheet of Covisint Corporation and subsidiaries as of September 30, 2013, and the related condensed, combined and consolidated statements of comprehensive income (loss) for the three-month and six-month periods ended September 30, 2013 and 2012, of cash flows for the six-month periods ended September 30, 2013 and 2012, and the related condensed and consolidated statement of shareholder’s equity for the six months ended September 30, 2013 of Covisint Corporation and subsidiaries and the Covisint Operations of Compuware Corporation (the “Company”) . These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the interim financial statements, prior to January 1, 2013, the accompanying interim financial statements have been prepared from the separate records maintained by Compuware Corporation and may not necessarily be indicative of the financial condition or results of operations and cash flows that would have existed had the Company been operated as a stand-alone company during the periods presented.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Covisint Corporation and subsidiaries as of March 31, 2013, and the related combined and consolidated statements of comprehensive income (loss), shareholder’s equity, and cash flows of the Company, for the year then ended (not presented herein); and in our report dated June 3, 2013, we expressed an unqualified opinion on those consolidated financial statements (which report includes an explanatory paragraph referring to the financial statements prior to January 1, 2013 being prepared from the records of Compuware Corporation). In our opinion, the information set forth in the accompanying condensed and consolidated balance sheet as of March 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
November 5, 2013

COVISINT CORPORATION AND THE COVISINT OPERATIONS OF COMPUWARE CORPORATION
NOTES TO CONDENSED, COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying unaudited condensed, combined and consolidated financial statements (“Financial Statements”) include the accounts of Covisint Corporation, a Michigan corporation majority-owned by Compuware Corporation (“Compuware” or the “Parent”), and the Covisint segment of Compuware (combined operations are referred to as the “Company” or “Covisint”). Effective January 1, 2013, Compuware contributed substantially all of the assets and liabilities of the Covisint segment to Covisint Corporation (“January 2013 Contribution”). The Financial Statements reflect the assets, liabilities, revenues and expenses that were directly attributable to the Company as it operated within Compuware prior to the January 2013 Contribution and have been derived from the consolidated financial statements and accounting records of Compuware using the historical results of operations and historical basis of assets and liabilities for the Covisint operations of Compuware. The historical financial results may not be indicative of the results that would have been achieved had Covisint operated as a separate, stand-alone entity. The Financial Statements do not reflect any changes that may occur in the financing and operations of the Company in the future. These Financial Statements, prior to the January 2013 Contribution, were prepared on a combined basis because the operations were under common control.
The Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), for interim financial information and with the instructions of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based its assumptions and estimates on the facts and circumstances existing at September 30, 2013, final amounts may differ from these estimates.
In the opinion of the Company’s management, the accompanying Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. These Financial Statements should be read in conjunction with the Company’s audited combined and consolidated financial statements and notes thereto for the year ended March 31, 2013 included in the Company's prospectus filed with the Securities and Exchange Commission. The condensed and consolidated balance sheet at March 31, 2013, has been derived from the audited financial statements at that date.
In September 2013, the Company substantially completed its initial public offering (“IPO”) in which it issued and sold 7.4 million shares of its common stock at a public offering price of $10.00 per share. The Company will receive net proceeds of $68.4 million (recorded as “offering proceeds receivable in the condensed and consolidated balance sheet as of September 30, 2013) after deducting underwriting discounts and commissions of $5.2 million.
The Financial Statements include an allocation of certain corporate expenses including costs for facilities, information technology, tax, internal audit, accounting, finance, human resources, legal and executive management functions provided to the Company by Compuware employees and at Compuware sites. These allocations were primarily based on headcount, revenue and space occupied as a proportion of those in all Compuware operating units. Management believes the allocations are reasonable. However, the expenses allocated to the Company for these services are not necessarily indicative of the expense that would have been incurred if the Company had been a separate, independent entity and had otherwise managed these functions. Corporate expenses charged to the Company totaled $2.9 million and $2.7 million for the three months ended September 30, 2013 and 2012, respectively, and $6.1 million and $5.4 million for the six months ended September 30, 2013 and 2012, respectively. Through December 31, 2012, such costs and expenses were deemed to have been contributed by Compuware to Covisint in the period in which the costs were recorded. Since January 1, 2013, these expenses have been included in the net amount due to parent and affiliates.
On May 23, 2013, the Company’s board of directors approved a 30-for-1 stock split of the Company’s common shares and amended its articles of incorporation to increase the authorized shares of the Company’s common stock from 9,000,000 to 50,000,000 and to increase the authorized shares of the Company’s preferred stock from 1,000,000 to 5,000,000. The stock split was in the form of a stock dividend, where holders of common shares issued by the Company and outstanding as of the date of the stock dividend received 29 newly issued common shares of the Company for each common share of the Company held at such date. The effect of the stock split has been retroactively reflected in these Financial Statements.
Revenue Recognition

The Company derives revenue through contracts under which it provides customers services including access to and support of the Covisint platform (“subscription”) and services related to implementation, solution deployment and on-boarding (“services”). The arrangements do not provide customers the right to take possession of the software at any time, nor do the arrangements contain rights of return. In order for a transaction to be eligible for revenue recognition, the following revenue criteria must be met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured.
Signed agreements and binding purchase orders are used as evidence of an arrangement. For customers where a purchase order is used as evidence of an arrangement, master terms and conditions exist that govern such arrangements. The Company assesses cash collectibility based on a number of factors including past collection history with the customer. If the Company determines that collectibility is not reasonably assured, the Company defers the revenue until collectibility becomes reasonably assured, generally upon receipt of cash. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Customers typically have the right to terminate their agreement if the Company fails to perform.
The Company’s contracts may include a subscription fee for ongoing platform as a service (“PaaS”) operations and project (services) fees. For arrangements that contain multiple elements, in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” the arrangement consideration is allocated based on relative selling price using the following hierarchy: vendor specific objective evidence (“VSOE” which represents the price when sold separately) if available; third-party evidence if VSOE is not available; or estimated selling price if neither VSOE nor third-party evidence is available. The Company is currently unable to establish VSOE or third-party evidence of selling price for its deliverables. Therefore, the Company determines its best estimate of selling price by evaluating renewal amounts included in a contract, if any, and estimated costs to deliver each element.
The subscription fees are recognized ratably over the applicable service period. Revenue recognition commences on the later of the start date specified in the subscription arrangement, the “launch date” of the customers’ access to the Company’s production environment or when all of the revenue recognition criteria have been met. The Company considers delivery to have occurred on the “launch date”, which is the point in time that a customer is provided access to use the Company’s platform.
During fiscal 2012, the Company established evidence of stand-alone value based on other vendors providing similar services for many of the services it offers. Prior to establishing evidence of stand-alone value for services, and for those projects that do not have stand-alone value, the revenue is deferred and recognized over the longer of the committed term of the subscription agreement (generally one to five years) or the expected period over which the customer will receive benefit (generally five years). Services that have stand-alone value are recognized as delivered generally using a proportional performance methodology based on dependable estimates of hours incurred and expected hours to complete since these services are primarily performed on a fixed fee basis. Hours or costs incurred represent a reasonable surrogate for output measures of contract performance, including the presentation of deliverables to the client; therefore, hours or costs incurred are used as the basis for revenue recognition. If it is determined that costs will exceed revenue, the expected loss is recorded at the time the loss becomes apparent.
Deferred Costs
Deferred costs consist of the incremental direct personnel and outside contractor costs incurred in delivering implementation and solutions deployment services that do not have stand-alone value. Revenue from these services, as described above, is deferred and recognized over the longer of the committed term of the subscription agreement or the expected period over which the customer will receive benefit. Therefore, the costs are recognized over the same period as the associated revenue.
Sales commission costs that directly relate to revenue transactions that are deferred are recorded as “prepaid expenses and other current assets” or non-current “other assets” as applicable in the condensed and consolidated balance sheets and recognized as “sales and marketing” expenses in the condensed, combined and consolidated statements of comprehensive income over the revenue recognition period of the related transaction.
Deferred Revenue
Deferred revenue consists of the billed but unearned portion of existing contracts for subscription and services provided and is recognized as services are delivered or over the expected period during which the customer will receive benefit. The Company generally invoices its customers’ subscription fees in annual, quarterly or monthly installments. Contractual time periods often exceed the invoicing period and accordingly, the deferred revenue balance does not represent the total contract value of committed subscription agreements. The portion of deferred revenue that the Company anticipates will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as non-current deferred revenue.
Collection and Remittance of Taxes

The Company records the collection of taxes from customers and the remittance of these taxes to governmental authorities on a net basis in its condensed, combined and consolidated statements of comprehensive income.
Cost of Revenue
Consists of compensation and related expenses for data center and services staff, payments to outside service providers, data center costs related to hosting the Company’s software and amortization of capitalized software.
Capitalized Software
Includes the costs of purchased and internally developed software products capitalized in accordance with ASC 350-40, “Internal Use Software” and software technology purchased through acquisitions and is stated at unamortized cost. Net purchased software included in capitalized software was $0.8 million and $0.9 million as of September 30, 2013 and March 31, 2013, respectively.
Capitalized and purchased software costs are amortized on a straight line basis over the expected useful life of the software, which is generally five years. Amortization begins when the software technology is ready for its intended use. Amortization expense was $1.7 million and $1.1 million for the three months ended September 30, 2013 and 2012, respectively, and $3.3 million and $2.2 million for the six months ended September 30, 2013 and 2012, respectively. Amortization expenses are included in “cost of revenue” in the condensed, combined and consolidated statements of comprehensive income.
Capitalized software is reviewed for impairment when events and circumstances indicate such asset may be impaired. If estimated future undiscounted cash flows are not sufficient to recover the carrying value of the capitalized software, an impairment charge is recorded in the amount by which the present value of future cash flows is less than the carrying value of these assets. Covisint has not had any impairment charges related to capitalized software.
Research and Development
For development costs related to the Company’s PaaS offering, the Company follows the guidance set forth in ASC 350-40 which requires companies to capitalize qualifying computer software development costs, which are incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Research and development costs include primarily the cost of programming personnel and amounted to $4.6 million and $4.2 million for the three months ended September 30, 2013 and 2012, respectively, of which $1.4 million and $3.9 million, respectively, was capitalized as internally developed software technology. Research and development costs amounted to $9.2 million and $8.0 million for the six months ended September 30, 2013 and 2012, respectively, of which $3.3 million and $7.6 million, respectively, was capitalized as internally developed software technology.
Income Taxes – The Covisint business was operated as a division of Compuware prior to the January 2013 Contribution. As a member of Compuware’s consolidated group (“Consolidated Group”), the Company’s operations have been included in the Consolidated Group since that date for tax periods or portions thereof commencing after the January 2013 Contribution.
Income taxes are presented herein on a separate return basis even though the Company’s results of operations have historically been included in the consolidated, combined, unitary or separate income tax returns of Compuware. The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed, combined and consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax bases of assets and liabilities and net operating losses using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.
The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. These deferred tax assets are subject to periodic assessments as to recoverability. If it is determined that it is more likely than not that the benefits will not be realized, valuation allowances are recorded which would increase the provision for income taxes. In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.
Interest and penalties related to uncertain tax positions are included in the income tax provision.
Foreign Currency Translation
The Company’s foreign operations use their respective local currency as their functional currency. Assets and liabilities of foreign subsidiaries are minimal and are generally short term in nature. Such assets and liabilities in the condensed, combined and consolidated balance sheets have been translated at the rate of exchange at the respective balance sheet dates, and revenues and expenses have been translated at average exchange rates prevailing during the period the transactions occurred. Translation adjustments have been excluded from the results of operations.
Stock-Based Compensation – Stock award compensation expense is recognized, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award, for awards that vest strictly based on time, and on a straight-line basis over the requisite service period of the individual tranches of the award for awards with performance conditions.
Compuware Corporation Stock Compensation Awards
Certain Covisint employees have been granted stock options to purchase Compuware’s common stock. Compuware calculates the fair value of its stock option awards using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected term, risk-free interest rates and dividend yields. The expected volatility assumption is based on historical volatility of Compuware’s common stock over the most recent period commensurate with the expected life of the stock option granted. Compuware uses historical volatility because management believes such volatility is representative of prospective trends. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the stock option awarded.
The estimates used to calculate the fair value of the Company may change from year to year based on operating results, market conditions and estimated future cash flows. While the Company believes that the assumptions and estimates used to determine the estimated fair value of the Company are reasonable, a change in assumptions underlying these estimates could materially affect the determination of the fair value of the Covisint business, and could therefore materially impact the estimated fair value of a share of Covisint stock.
The following is the average fair value per share of Compuware stock compensation awards estimated on the date of grant and the assumptions used for each option granted to Compuware employees, including those providing services to Covisint, during the six months ended September 30, 2013 and 2012.

	Six Months Ended September 30,
	2013	2012
Expected volatility	39.52%	40.81%
Risk-free interest rate	1.59%	0.95%
Expected lives at date of grant (in years)	6.28	6.30
Weighted average fair value of the options granted	$2.69	$4.03
Dividend Yield Assumption	4.42%	0.00%
(1) In January 2013, the Compuware Board of Directors announced its intention to begin paying cash dividends totaling $0.50 per share annually, to be paid quarterly beginning in the first quarter of fiscal 2014. Prior to that, Compuware had never paid a dividend or announced any intentions to pay a dividend.
Covisint Corporation Stock Compensation Awards
Covisint calculates the fair value of its stock option awards using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected term, risk-free interest rates and dividend yields. Covisint does not have historical stock price data, therefore, the expected volatility assumption is based on an average of the historical volatility of comparable companies (“peer group companies”). For peer group companies that have not been publicly traded long enough to have sufficient historical data, the volatility figures included in these companies’ most recent Form 10-Qs or Form 10-Ks were used. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the stock option awarded. The expected life of the stock option is based on management’s best estimates considering the terms of the options granted. Dividend yields have not been a factor in determining fair value of stock options granted as Covisint has never issued cash dividends and does not anticipate issuing cash dividends in the future.
Prior to the IPO, Covisint stock was not traded on a stock exchange and thus the exercise price of Covisint stock options at the date of grant was determined by calculating the estimated fair market value of the Company operations divided by the total shares outstanding, including outstanding stock options that had not yet vested. The estimated fair market value of the Covisint operations was measured using an equal combination of discounted cash flow and market comparable valuations and was discounted due to a lack of marketability at the grant date. Previous valuation estimates placed a greater emphasis on the discounted cash flow model. The discounted cash flow model uses significant assumptions, including projected future cash flows, a discount rate reflecting the risk inherent in future cash flows and a terminal growth rate. The key assumptions in the market comparable value analysis are the selection of peer group companies and application of these peer group companies’ data to Covisint.
Business Segments—The Company operates in a single business segment. Sales are heavily weighted toward North American automotive companies.
Significant Customers – A single customer, in the automotive industry, comprised 26 percent and 33 percent of total revenues during the three months ended September 30, 2013 and 2012, respectively, and 26 percent and 35 percent of total revenue during the six months ended September 30, 2013 and 2012, respectively. The same automotive customer comprised 27 percent and 30 percent of outstanding accounts receivable as of September 30, 2013 and March 31, 2013, respectively. A second customer, which is a reseller to customers in the healthcare industry, comprised 14 percent and 13 percent of total revenues during the three months ended September 30, 2013 and 2012, respectively, and 12 percent and 10 percent of total revenue during the six months ended September 30, 2013 and 2012, respectively. The same customer comprised less than 10 percent and 12 percent of outstanding accounts receivable as of September 30, 2013 and March 31, 2013, respectively. A third customer, in the automotive industry, comprised 11 percent and less than 10 percent of outstanding accounts receivable as of September 30, 2013 and March 31, 2013, respectively.
Geographical Information—Financial information regarding geographic operations is presented in the table below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Revenue:
United States	$21,016	$17,367	$41,850	$34,929
International operations	3,509	3,239	6,776	6,290
Total	$24,525	$20,606	$48,626	$41,219

	September 30, 2013	September 30, 2012
Long-lived assets:
United States	$51,291	$51,019
International operations	22	—
Total	$51,313	$51,019

Long-lived assets are comprised of property, plant and equipment, goodwill and capitalized software.
Recently Issued Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company plans to adopt this ASU in fiscal 2015 and does not expect it to have a significant impact on the Company’s financial statements.
In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in this ASU supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011) for all public and private organizations. For public entities, the amendments of this ASU are effective prospectively for reporting periods beginning after December 15, 2012. The requirements of this ASU were adopted during the Company’s quarter ended March 31, 2013 and did not have a significant impact on its disclosures.

2.    CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS
The components of the Company’s intangible assets are as follows (in thousands):

	September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks(1)	$358		$358
Amortizing intangible assets:
Capitalized software(2)	$46,641	($23,619)	$23,022
Customer relationship agreements(3)	4,715	(3,801)	914
Trademarks(4)	340	(340)	—
Total amortizing intangible assets	$51,696	($27,760)	$23,936

	March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks(1)	$358		$358
Amortizing intangible assets:
Capitalized software(2)	$43,294	($20,314)	$22,980
Customer relationship agreements(3)	4,715	(3,646)	1,069
Trademarks(4)	340	(300)	40
Total amortizing intangible assets	$48,349	($24,260)	$24,089
_____________________________________________________

(1)	The Covisint trademarks were acquired by Compuware in an acquisition in March 2004. These trademarks are deemed to have an indefinite life and therefore are not being amortized.

(2)
Amortization of capitalized software is included in “cost of revenue” in the condensed, combined and consolidated statements of comprehensive income. Capitalized software is generally amortized over five years.

(3)
Amortization of customer relationship agreements is included in “sales and marketing” in the condensed, combined and consolidated statements of comprehensive income. Customer relationship agreements were acquired as part of recent acquisitions and are being amortized over periods up to six years.

(4)
Amortization of trademarks is included in “administrative and general” in the condensed, combined and consolidated statements of comprehensive income. Trademarks were acquired as part of acquisitions and are being amortized over three years.

Amortization expense of intangible assets was $1.8 million and $1.2 million for the three months ended September 30, 2013 and 2012, respectively, and $3.5 million and $2.4 million for the six months ended September 30, 2013 and 2012, respectively. Estimated future amortization expense, based on identified intangible assets at September 30, 2013, is expected to be as follows (in thousands):

	At September 30, 2013 for the Year Ending March 31,
	2014	2015	2016	2017	2018
Capitalized software	$3,416	$6,410	$5,599	$4,649	$2,611
Customer relationships	154	308	308	144	—
Total	$3,570	$6,718	$5,907	$4,793	$2,611

3.    EARNINGS PER COMMON SHARE
Basic earnings per common share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potentially dilutive equivalent shares outstanding using the treasury method. Earnings per share are presented below as if Covisint Corporation and the Covisint segment of Compuware had been combined for all periods presented.
EPS data were computed as follows (in thousands, except for per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Basic earnings (loss) per share:
Numerator: Net income (loss)	($12,746)	($2,310)	($17,416)	($2,179)
Denominator:
Weighted-average common shares outstanding	30,403	30,003	30,204	30,003
Basic income (loss) per share	($0.42)	($0.08)	($0.58)	($0.07)
Diluted earnings (loss) per share:
Numerator: Net income (loss)	($12,746)	($2,310)	($17,416)	($2,179)
Denominator:
Weighted-average common shares outstanding	30,403	30,003	30,204	30,003
Dilutive effect of stock awards	—	—	—	—
Total shares	30,403	30,003	30,204	30,003
Diluted income (loss) per share	($0.42)	($0.08)	($0.58)	($0.07)
Stock awards to purchase approximately 4,326,000 and 3,558,000 shares for the three months ended September 30, 2013 and 2012, respectively, and 4,299,000 and 3,577,000 shares for the six months ended September 30, 2013 and 2012, respectively, were excluded from the diluted EPS calculation because they were anti-dilutive.

4.    COMMITMENTS AND CONTINGENCIES
Contractual Obligations
The Company currently occupies office space within facilities owned and leased by Compuware. The Company has not entered into commitments related to space occupied within Compuware facilities; however, the expenses allocated or charged to the Company include costs associated with such facilities.
The Company has entered into third-party service agreements related to hosting its solution under operating leases extending through fiscal 2014. Total payments under these agreements were approximately $1.3 and $1.2 million for the three months ended September 30, 2013 and 2012, respectively, and $2.5 and $2.4 million for the six months ended September 30, 2013 and 2012, respectively.

The following table summarizes the Company's future payments under contractual obligations as of September 30, 2013 (in thousands):

	Year Ending March 31,
	Total	2014	2015	2016	2017	2018
Service agreement	$624	$624	$—	$—	$—	$—
Legal Matters
The Company is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business. In accordance with U.S. GAAP, the Company makes a provision for a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. The Company is not currently involved in any outstanding legal proceedings.

5.    BENEFIT PLANS
As the Company is a majority-owned subsidiary of Compuware Corporation, certain Covisint employees have been granted Compuware stock compensation awards. In accordance with the provisions of Staff Accounting Bulletin (“SAB”) 1.B.1, “Costs Reflected in Historical Financial Statements,” the expense for these awards is included within the condensed, combined and consolidated statements of comprehensive income.

Compuware Stock-Based Compensation Plans
Compuware Employee Stock Ownership Plan and 401(k) Plan
The Company provides a matching program for the 401(k) component of the ESOP/401(k). The Company matches 33 percent of employees’ 401(k) contributions up to 2 percent of eligible earnings. Matching contributions vest 100 percent when an employee attains three years of service. During the three months ended September 30, 2013 and 2012, respectively, the Company expensed $170,000 and $108,000. For the six months ended September 30, 2013 and 2012, the Company expensed $357,000 and $223,000, respectively, related to this program.
Compuware Stock Option Activity
A summary of option activity for Covisint employees under Compuware’s stock-based compensation plans as of September 30, 2013, and changes during the six months then ended is presented below. Shares and intrinsic value are presented in thousands.

	Six Months Ended September 30, 2013
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of April 1, 2013	979	$9.19
Granted	—
Exercised	(231)	7.93		$705
Forfeited	(95)	10.96
Cancelled/expired	(50)	12.00
Options outstanding as of September 30, 2013	603	$9.17	6.04	$1,193
Options vested and expected to vest, net of estimated forfeitures, as of September 30, 2013	568	$9.12	5.88	$1,150
Options exercisable as of September 30, 2013	385	$8.77	4.57	$921
The vesting schedule of options has varied over the years with the following vesting terms being the most common: (1) 50 percent of shares vest on the third anniversary date and 25 percent on the fourth and fifth anniversary dates; (2) 25 percent of shares vest on each annual anniversary date over four years; or (3) 30 percent of shares vest on the first and second anniversary dates and 40 percent vest on the third anniversary date.
All options were granted with exercise prices at or above fair market value on the date of grant and expire ten years from the date of grant. Option expense is recognized on a straight-line basis over the vesting period unless the options vest more quickly than the expense would be recognized. In this case, additional expense is taken to ensure the expense is proportionate to the percent of options vested at any point in time.
During the six months ended September 30, 2013, 80,000 Compuware option shares granted to Covisint employees vested, with an average fair value of $4.48 per share.
Compuware Restricted Stock Units and Performance-Based Stock Awards Activity
A summary of non-vested restricted stock units (“RSUs”) and performance-based stock awards (“PSAs” and collectively “Non-vested RSU”) activity for Covisint employees and directors under the Compuware LTIP as of September 30, 2013, and changes during the six months then ended is presented below. Shares and intrinsic value are presented in thousands.

	Six Months Ended September 30, 2013
	Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Non-vested RSU outstanding at April 1, 2013	845
Granted	104	$11.22
Released	(69)		$786
Forfeited	(6)
Dividend equivalents, net	17	$10.94
Non-vested RSU outstanding at September 30, 2013	891

RSUs have various vesting terms related to the purpose of the award. The most common vesting term is 25 percent of shares vest on each annual anniversary date over four years.
The awards are settled by the issuance of one common share of Compuware stock for each unit upon vesting and vesting accelerates upon death, disability or a change in control of Compuware.
Compuware paid quarterly dividends of $0.125 per share. In connection with this, approximately 9,000 and 17,000 dividend equivalent shares were issued to participants holding non-vested RSUs as of the dividend record date during the three and six months ended September 30, 2013, respectively.
Covisint Stock-Based Compensation Plan
In August 2009, Covisint established a 2009 Long-Term Incentive Plan (“2009 Covisint LTIP”) allowing the Board of Directors of Covisint to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based cash or restricted stock unit awards and annual cash incentive awards to employees and directors of Covisint and its affiliates. The 2009 Covisint LTIP reserves 4.5 million common shares of Covisint for issuance under this plan. As of September 30, 2013, there were 4.4 million stock options outstanding from the 2009 Covisint LTIP.
The Covisint stock options included a performance condition requiring an IPO of the Company prior to vesting. Upon the IPO, the performance condition of these options was satisfied and the Company recognized stock compensation expense of $12.5 million.
Certain individuals, who received stock options from the 2009 Covisint LTIP, were also eligible to be awarded PSAs from the Compuware 2007 LTIP. As of September 30, 2013, there were 681,000 PSAs outstanding that will be cancelled upon the closing of the Covisint IPO. As the awards are no longer deemed probable, $2.9 million of expense associated with the PSAs was reversed during the quarter ended September 30, 2013. PSA credit totaling $2.8 million and $2.5 million was recorded to “administrative and general” during the three months and six months ended September 30, 2013 and 2012, respectively. PSA expense totaling $205,000 and $370,000 was recorded to “administrative and general” during the three months and six months ended September 30, 2012, respectively.
Stock Option Activity
A summary of option activity under the Company’s stock-based compensation plans as of September 30, 2013, and changes during the six months then ended is presented below (shares and intrinsic value in thousands):

	Six Months Ended September 30, 2013
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of April 1, 2013	4,278	$2.81
Granted	120	7.18
Forfeited	(22)	6.77
Options outstanding as of September 30, 2013	4,376	$2.91	2.13	$43,413
All options were granted at estimated fair market value and expire ten years from the date of grant.

On August 7, 2013, 120,000 options were granted to an employee. The exercise price for such options ($7.18) was determined based on the estimated fair market value of the shares including a discount for lack of marketability as of the grant date. The options vested one-quarter upon the IPO, and one-quarter will vest on each of the first, second and third anniversary dates of the IPO. If a change in control of the Company occurs within 12 months of the employee’s hire date and his employment is terminated by the Company without cause or by him for good reason within 12 months of such change in control, one-quarter of the options will vest. If a change in control of the Company occurs more than 12 months following the employee’s hire date and his employment is terminated by the Company without cause or by him for good reason within 12 months of such change in control, all of the options will fully vest. These options expire ten years after the grant date.
Stock Awards Compensation
For the three months ended September 30, 2013 and 2012, respectively, and for the six months ended September 30, 2013 and 2012, respectively, stock awards compensation expense was recorded as follows in thousands:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Stock awards compensation classified as:
Cost of revenue	$593	$1	$598	$1
Research and development	451	—	498	—
Sales and marketing	3,989	43	4,036	68
Administrative and general	4,987	343	5,374	640
Total stock awards compensation expense before income taxes	$10,020	$387	$10,506	$709

Total stock awards compensation expense before income taxes of $10.0 million for the three months ended September 30, 2013, is net of $12.5 million recorded for the cumulative expense of the IPO performance condition of the Company's stock options being satisfied, the reversal of $2.9 million recorded in conjunction with the cancellation of Compuware PSAs and $0.4 million of stock compensation expense unrelated to the IPO.

As of September 30, 2013, total unrecognized compensation cost of $13.8 million, net of estimated forfeitures, related to nonvested equity awards granted is expected to be recognized over a weighted-average period of approximately 2.1 years. The following table summarizes the Company’s future recognition of its unrecognized compensation cost related to stock awards as of September 30, 2013 (in thousands).

	Year Ending March 31,
Stock-Based Compensation Plan:	Total	2014	2015	2016	2017

Covisint	$12,661	$5,363	$5,407	$1,868	$23
Compuware	1,126	312	475	253	86
Total	$13,787	$5,675	$5,882	$2,121	$109

6.    RELATED PARTY TRANSACTIONS
The Company utilizes services staff of Compuware to provide certain services to customers and to provide additional resources for research and development activities. These costs are included in “cost of revenue” and “research and development” as applicable. Compuware provided these services substantially at cost to Covisint through March 31, 2013 and at market rates effective April 1, 2013. Many of the Compuware employees providing these services transferred to Covisint effective March 1,

2013. Charges totaled $0.3 million and $4.3 million for the three months ended September 30, 2013 and 2012, respectively, and $1.0 million and $8.5 million for the six months ended September 30, 2013 and 2012, respectively.

Certain related party transactions are settled in cash and are reflected as due to parent and affiliates within the condensed, combined and consolidated balance sheet. As of September 30, 2013, the Company had a net liability due to affiliates of $10.9 million. The balance was primarily comprised of the following activity as of September 30, 2013: $8.8 million of allocated corporate expenses, $5.0 million due to the net change in working capital, $0.9 million for payment for the acquisition of certain foreign operations and $0.9 million of IPO related expenses. The balances were partially offset by $4.7 million related to Compuware’s use of the Company’s tax loss and other tax related attributes.
Refer to Note 1 for discussion of allocated expenses.

7.    SUBSEQUENT EVENTS

On October 1, 2013, the Company closed its initial public offering and collected $68.4 million in offering proceeds.

On October 21, 2013, the Company extinguished the net liability due to parent and affiliates of $10.9 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report under “Part II, Other Information—Item 1A, Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

OVERVIEW
Covisint provides a leading cloud engagement platform for enabling organizations to securely connect, engage and collaborate with large, distributed communities of customers, business partners, and suppliers. Our platform allows global organizations with complex external business relationships to create, streamline and automate external mission-critical business processes that involve the secure exchange of and access to critical information from multiple sources. Our customers deploy our platform to deliver on current and new business initiatives, enhance competitiveness, create new revenue opportunities, increase customer retention and lower operating costs. We have been recognized as a leader in the emerging cloud engagement market due to our market share, technical capabilities and history of successful deployments.
Our platform currently supports customers in the automotive, healthcare, energy, financial services and travel industries. We believe a wide variety of organizations will benefit from using our cloud-based technologies to meet their external collaboration requirements with their customers, business partners and suppliers. We believe we have yet to significantly penetrate the growing available market for our technologies and have a significant opportunity to sell additional solutions to our current customers. We believe the use of our solutions and the development of our markets are at very early stages and that it is important that we build brand awareness, develop channel partners and invest in our platform, vertical solutions, infrastructure and sales and marketing to maintain and extend our leadership in the cloud-based services market.
We generate the majority of our revenue through subscription fees that enable our customers to access our platform. Subscription and support revenue accounted for $16.2 million and $13.6 million, or 66% of our total revenue, during the three months ended September 30, 2013 and 2012, respectively, and $32.1 million and $26.7 million, or 66% and 65% of our total revenue, during the six months ended September 30, 2013 and 2012, respectively. We typically bill subscription fees in advance. Our subscription contract lengths primarily range from one to five years and are typically 36 months. The value of our subscription contracts varies significantly for each customer agreement and is typically related to the number of users or volume of transactions associated with the deployment. Our customers pay us for a minimum level of platform usage. Periodically, a customer’s utilization may exceed its committed minimum level, in which case the customer is required to pay us additional fees, called overages.
We also generate revenue from the provision of services related to implementation, solution deployment and on-boarding of new customers onto our platform. Services revenue accounted for $8.4 million and $7.0 million, or 34% of our total revenue, during the three months ended September 30, 2013 and 2012, respectively, and $16.5 million and $14.5 million, or 34% and 35% of our total revenue, during the six months ended September 30, 2013 and 2012, respectively We typically bill a portion of our services fees in advance and the remaining balance upon customer acceptance. Services contract value varies significantly for each customer agreement and is typically related to the complexity of the deployment. We consider our backlog balance to be future years of contractually committed arrangements, of which only the billed amounts are included in deferred revenue. As of September 30, 2013 and 2012, our backlog balance was approximately $113.3 million and $108.9 million, respectively.
We sell our solutions through our direct sales force and through our channel partner. We target certain vertical markets and sell to large organizations as well as the interconnected smaller organizations that act as suppliers or business partners. We have over 3,000 customers that have deployed our platform to connect to over 80,000 of their customers, business partners and suppliers. This allows more than 18 million users to access the mission-critical applications and information provided by our customers. Our customers include approximately 150 core platform customers, which represented 95% and 94% of our total revenue for the three months ended September 30, 2013 and 2012, respectively, and 94% of our total revenue for both the six months ended September 30, 2013 and 2012. Our remaining customers include a variety of organizations that pay us a relatively nominal fee to either connect to one of our core platform customers or use one of our industry-specific solutions.
The automotive industry accounted for 48% and 55% of our total revenue in the three months ended September 30, 2013 and 2012, respectively, and 51% and 57% of our total revenue in the six months ended September 30, 2013 and 2012, respectively, of which approximately 26%, 33%, 26%, and 35% of our total revenue for such periods was derived from General Motors. We have successfully expanded our customer base from the automotive to the healthcare industry, which accounted for 35% and 32% of our total revenue in the three months ended September 30, 2013 and 2012, respectively, and 32% and 30% of our total revenue in the six months ended September 30, 2013 and 2012, and to the energy, financial services, and travel industries. Revenue from outside of the U.S. accounted for 14%, of our total revenue in each of the three months ended September 30, 2013 and 2012 and the six months ended September 30, 2013 and 2012. We intend to continue expanding our business into additional vertical markets and geographies and expect our revenue to diversify accordingly. Supporting new regulatory and technology requirements as a result of our diversification initiatives may result in increased operating costs and capital expenditures.
 Our subscription and support revenue has grown to $16.2 million in the three months ended September 30, 2013 from $13.6 million in the three months ended September 30, 2012, representing an annual growth rate of 19%.  Our subscription and support revenue has grown to $32.1 million in the six months ended September 30, 2013 from $26.7 million in the six months ended September 30, 2012, representing an annual growth rate of 20%. Historically, we have experienced significant revenue growth from existing customers as they renew and purchase additional subscriptions. Of the increase in subscription and support revenue between the three months ended September 30, 2013 and 2012, approximately $1.9 million was due to increased revenue from existing customers. Additionally, there was approximately $0.9 million from sales to new customers, offset by a decline in revenue from customers that terminated or elected not to renew their agreements aggregating approximately $0.3 million, between the three months ended September 30, 2013 and 2012. Of the increase in subscription and support revenue between the six months ended September 30, 2013 and 2012, approximately $4.4 million was due to increased revenue from existing customers. Additionally, there was approximately $1.6 million from sales to new customers, offset by a decline in revenue from customers that terminated or elected not to renew their agreements aggregating approximately $0.6 million, between the six months ended September 30, 2013 and 2012.

Our services revenue has grown to $8.4 million in the three months ended September 30, 2013 from $7.0 million in the three months ended September 30, 2012, representing an annual growth rate of 20%. Our services revenue has grown to $16.5 million in the six months ended September 30, 2013 from $14.5 million in the six months ended September 30, 2012, representing an annual growth rate of 14%. As discussed below under “Components of Our Results of Operations-Cost of Revenue,” we recognized a larger percentage of our services revenue as delivered during the years ended March 31, 2013 and 2012, as compared to the prior years, as a result of having obtained evidence of stand-alone value for many of these services, which allowed us to recognize revenue using the proportional performance method.
We experienced combined net income (losses) of ($12.7) million and ($2.3) million for the three months ended September 30, 2013 and 2012, respectively, and ($17.4) million and ($2.2) million for the six months ended September 30, 2013 and 2012, respectively. As presented in "Note 5. Benefit Plans - Stock Awards Compensation" within the accompanying notes to the condensed, combined and consolidated financial statements, our loss was primarily due to stock compensation expense of $10.0 million and $10.5 million, respectively, in the three and six months ended September 30, 2013 which was primarily a result of our IPO. Prior to the three months ended September 30, 2013, these losses were mainly due to the substantial investments we made, and continue to make, to build our solutions and services, grow and maintain our business and acquire customers. Our profitability was also negatively affected by decreased capitalization of our research and development costs during the three months ended September 30, 2013 and the six months ended September 30, 2013, as compared to the same periods in 2012, due to a recent change to the agile delivery methodology for platform enhancements, which resulted in significantly shorter development cycles thereby reducing our capitalized costs. This change increased the proportion of our research and development costs expensed relative to our research and development costs incurred.
KEY METRICS
In addition to reporting financial results in accordance with generally accepted accounting principles, or GAAP, we monitor non-GAAP measures of non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating income, non-GAAP operating margin, non-GAAP net income (loss) and non-GAAP net income (loss) per diluted share. Each of these financial measures excludes the impact of certain items and, therefore, has not been calculated in accordance with GAAP. These non-GAAP financial measures exclude the impact of stock award compensation expense, the amortization of intangible assets and amounts incurred for capitalized internal software costs.
We monitor these non-GAAP measures to evaluate its ongoing operational performance and enhance an overall understanding of its past financial performance. We believe that these non-GAAP metrics help illustrate underlying trends in its business that could otherwise be masked by the effect of the income or expenses, as well as the related tax effects, that are excluded in non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating income, non-GAAP operating margin, non-GAAP net income (loss) and non-GAAP net income (loss) per diluted share. Furthermore, we use these measures to establish budgets and operational goals for managing its business and evaluating its performance. We also believe that these non-GAAP measures provide additional tools for investors to use in comparing its recurring core business operating results over multiple periods with other companies in its industry.
The presentation of this non-GAAP financial information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. A reconciliation of the non-GAAP financial measures presented below to the most directly comparable GAAP financial measures has been provided for each respective line item. Management uses both GAAP and non-GAAP information in evaluating and operating its business internally and as such has determined that it is important to provide this information to investors.

Non-GAAP Condensed, Combined and Consolidated Statements of Operations
(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
REVENUE	$24,525	$20,606	$48,626	$41,219
COST OF REVENUE	11,876	10,026	23,533	19,633
GROSS PROFIT	12,649	10,580	25,093	21,586
	52%	51%
OPERATING EXPENSES:
Research and development	4,189	4,191	8,679	8,019
Sales and marketing	6,721	6,348	13,934	11,744
Administrative and general	4,073	4,599	9,200	8,397
Total operating expenses	14,983	15,138	31,813	28,160

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(2,334)	(4,558)	(6,720)	(6,574)

INCOME TAX PROVISION	34	55	37	57

NET INCOME (LOSS)	($2,368)	($4,613)	($6,757)	($6,631)

DILUTED EPS COMPUTATION
Numerator: Net income	($2,368)	($4,613)	($6,757)	($6,631)
Denominator:
Weighted-average common shares outstanding	30,403	30,003	30,204	30,003
Dilutive effect of stock awards	—	—	—	—
Total shares	30,403	30,003	30,204	30,003
Diluted EPS	($0.08)	($0.15)	($0.22)	($0.22)

Reconciliations of GAAP to Non-GAAP

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Gross profit	$10,399	$9,435	$21,190	$19,370
Gross margin	42%	46%	44%	47%
Adjustments:
Stock compensation expense—cost of revenue	$593	$1	$598	$1
% of total revenue	2%	—%	1%	—%
Amortization of capitalized software—cost of revenue	$1,657	$1,144	$3,305	$2,215
% of total revenue	7%	6%	7%	5%
Non-GAAP gross profit	$12,649	$10,580	$25,093	$21,586
Non-GAAP gross margin	52%	51%	52%	52%

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	$14,126	$11,171	$27,436	$21,849
Adjustments:
Stock compensation expense	593	1	598	1
Cost of revenue - amortization of capitalized software	1,657	1,144	3,305	2,215

Cost of revenue, non-GAAP	$11,876	$10,026	$23,533	$19,633

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Research and development	$3,244	$244	$5,829	$418
Adjustments:
Capitalized internal software costs	(1,396)	(3,947)	(3,348)	(7,601)
Stock compensation expense	451	—	498	—

Research and development, non-GAAP	$4,189	$4,191	$8,679	$8,019

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Sales and marketing	$10,787	$6,482	$18,126	$11,994
Adjustments:
Stock compensation expense	3,989	43	4,036	68
Amortization of customer relationship agreements	77	91	156	182

Sales and marketing, non-GAAP	$6,721	$6,348	$13,934	$11,744

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Administrative and general	$9,080	$4,964	$14,614	$9,080
Adjustments:
Stock compensation expense	4,988	343	5,374	640
Amortization of trademarks	19	22	40	43

Administrative and general, non-GAAP	$4,073	$4,599	$9,200	$8,397

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	($12,746)	($2,310)	($17,416)	($2,179)
Adjustments:
Capitalized internal software costs	(1,396)	(3,947)	(3,348)	(7,601)
Stock compensation expense	10,020	387	10,506	709
Amortization of intangibles	1,754	1,257	3,501	2,440
Net income (loss), non-GAAP	($2,368)	($4,613)	($6,757)	($6,631)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Diluted EPS	($0.42)	($0.08)	($0.58)	($0.07)
Adjustments:
Capitalized internal software costs	(0.05)	(0.13)	(0.11)	(0.25)
Stock compensation expense	0.33	0.02	0.35	0.02
Amortization of intangibles	0.06	0.04	0.12	0.08
Diluted EPS, non-GAAP	($0.08)	($0.15)	($0.22)	($0.22)

COMPONENTS OF OUR RESULTS OF OPERATIONS
Revenue
Our revenue is primarily comprised of fees related to subscription and support and services performed. Subscription and support revenue includes fees for access to our platform and for users, messages and end point connections such as suppliers or healthcare organizations. Our services revenue is generated from implementation, solution deployment and on-boarding. Implementation services typically consist of user migration, content migration, branding and configuration to support customer-specific workflows. Our services engagements typically occur in phases and can vary from a few weeks to several months depending on the scope and complexity of the solution. Our customers may choose to do much of this work in-house, through a third party or with Covisint. We currently subcontract portions of our consulting engagements to third-party implementation partners, including Compuware, to supplement our staffing needs within this area of the business.
Cost of Revenue
Our cost of revenue is primarily comprised of salaries and personnel-related expenses related to our customer support, implementation, solution deployment, on-boarding and data center operations, the cost of professional services provided by Compuware and other third-party contractors, depreciation and amortization expenses related to capitalized research and development, acquisitions and capital expenditures, third-party hosting fees, third-party software license fees and outside services related to our call center. Where we have established third-party evidence of the stand-alone value of our services, we recognize expense with the associated revenue recognition as services are delivered. Costs associated with deferred services revenue are recognized ratably, generally over five years, beginning upon customer acceptance of the deliverable consistent with the associated revenue.
We expect that our cost of revenue in absolute dollars may increase in the future as we continue to support the implementation, configuration, hosting and support of new customers. We expect our cost of revenue may fluctuate as a percentage of total revenue due to growth of our services revenue, changes in the percentage of services recognized using the proportional performance method, the amount and timing of depreciation and amortization, changes in the amount of services performed by our customers or other vendors and the mix of subscription and support revenue relative to services revenue.
Research and Development
Research and development costs are primarily comprised of salaries and personnel-related expenses, services provided by Compuware and other third-party contractors related to software development, software license and hardware fees and depreciation and amortization related to acquisitions and capital expenditures. As part of our separation from our parent, most Compuware personnel providing such services to us transitioned to Covisint during the three months ended March 31, 2013 or were replaced with additions to our research and development staff.
We focus our research and development on new and expanded features of our platform and vertical-specific solutions. Since February 2010, when we implemented additional tracking related to the time spent on approved research and development projects, we have capitalized an increasing portion of our research and development costs. In the three and six months ended September 30, 2013, as compared with the same periods in 2012, we capitalized a smaller portion of our research and development costs as a result of a recent change to the agile delivery methodology for our platform enhancements, which resulted in significantly shorter development cycles thereby reducing our capitalized costs. Our capitalized research and development costs are amortized as a cost of revenue ratably over 60 months upon completion of the project. We expect our fiscal 2014 research and development costs incurred, as a percentage of revenue, to remain consistent with such costs incurred during fiscal 2013. We expect research and development costs expensed to increase in the future in both absolute dollars and as a percentage of revenue.
Sales and Marketing
Sales and marketing costs are primarily comprised of salaries and personnel-related expenses, commissions, travel expense, marketing program fees, services provided by Compuware and other third-party contractors related to our marketing campaigns and amortization related to customer relationship agreements acquired as a result of various acquisitions. We plan to invest further in sales and marketing to create brand awareness, expand the scope and scale of our global operations, develop our sales channel and increase revenue from existing customers. We expect sales and marketing costs to increase in the future in absolute dollars.
Administrative and General
Administrative and general costs are primarily comprised of the allocated costs related to the services provided by our parent Compuware for facilities, information technology, tax, internal audit, accounting, finance, human resources, legal and other services, as well as salaries and personnel-related expenses including stock and cash incentive compensation. We expect administrative and general costs to increase in the future in absolute dollars to support the expected growth of the business and due to the additional expense associated with being a publicly traded company.
Income Taxes
Provision for income taxes is comprised of federal and state taxes in the United States as well as certain foreign tax jurisdictions. Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in our financial statements and net operating loss carryforwards.
AGREEMENTS WITH COMPUWARE
We have entered into certain agreements with Compuware with respect to employee benefits, intellectual property, registration rights, shared services, professional services and taxes. These agreements do not require any specified minimum payments to Compuware, but do include payment obligations and other financial commitments.
Under the shared services agreement, Compuware provides us with certain administrative, financial, legal, tax, insurance, facility, information technology and other services. In general, we are charged for shared services based on a pro rata allocation of Compuware’s costs.
Pursuant to the Compuware services agreement, Compuware and its affiliates will provide professional services in support of our solutions, to the extent that we request them. We will compensate Compuware for these professional services on a case-by-case basis in accordance with rates to be mutually agreed upon. We do not expect a material change in the cost model related to this agreement.
CRITICAL ACCOUNTING POLICIES
Basis of Presentation
The financial statements included in Item 1 of this Report do not reflect any changes that may occur in our future financing and operations. Our financial statements have been prepared in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, group equity and the disclosure of contingencies at the applicable balance sheet date and the results of operations for all periods presented. While we have based our assumptions and estimates on the facts and circumstances existing at September 30, 2013, final amounts may differ from estimates.
There have been no significant changes to our Critical Accounting Policies as described in our final Prospectus filed with the Securities and Exchange Commission on September 26, 2013.

STOCK-BASED COMPENSATION
Stock award compensation expense is recognized, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award.
Compuware Corporation Stock Compensation
Certain employees have been granted stock options in Compuware’s common stock. Compuware calculates the fair value of its stock option awards using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected term, risk-free interest rates and dividend yields. The expected volatility assumption is based on historical volatility of Compuware’s common stock over the most recent period commensurate with the expected life of the stock option granted. Compuware uses historical volatility because management believes such volatility is representative of prospective trends. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the stock option awarded.
The following is the average fair value per share of Compuware stock compensation awards estimated on the date of grant and the assumptions used for each option granted to Compuware employees, including those providing services to Covisint, during the six months ended September 30, 2013 and 2012:

	Six Months Ended September 30,
	2013	2012
Expected volatility	39.52%	40.81%
Risk-free interest rate	1.59%	0.95%
Expected lives at date of grant (in years)	6.28	6.30
Weighted average fair value of the options granted	$2.69	$4.03
Dividend Yield Assumption	4.42%	0.00%

(1) In January 2013, the Compuware Board of Directors announced its intention to begin paying cash dividends totaling $0.50 per share annually, to be paid quarterly beginning in the first quarter of fiscal 2014. Prior to that, Compuware had never paid a dividend or announced any intentions to pay a dividend.

Covisint Corporation Stock Compensation
We calculate the fair value of our stock option awards using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected term, risk-free interest rates and dividend yields. Because we do not have historical stock price data, the expected volatility assumption is based on an average of the historical volatility of comparable companies, or peer group companies. For peer group companies that have not been publicly traded long enough to have sufficient historical data, the volatility figures included in these companies’ most recent Form 10-Qs or Form 10-Ks were used. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the stock option awarded. The expected life of the stock option is based on management’s best estimates considering the terms of the options granted. Dividend yields have not been a factor in determining fair value of stock options granted, as we have never issued cash dividends and do not anticipate issuing cash dividends in the future.
Prior to the IPO, our stock was not traded on a stock exchange, and thus the exercise price for Covisint stock options at the date of grant was determined by calculating the estimated fair market value of our operations divided by the total shares outstanding, including outstanding stock options that had not yet vested. The estimated fair market value of our operations was measured using an equal combination of discounted cash flow and market comparable valuations and was discounted due to a lack of marketability at the grant date. Previous valuation estimates placed a greater emphasis on the discounted cash flow model. The discounted cash flow model uses significant assumptions, including projected future cash flows, a discount rate reflecting the risk inherent in future cash flows and a terminal growth rate. The key assumptions in the market comparable value analysis are the selection of peer group companies and application of these peer group companies’ data to Covisint.

RESULTS OF OPERATIONS
The following table is a summary of our condensed, combined and consolidated statements of income (loss) data:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012

Condensed, Combined and Consolidated Statements of Comprehensive Income Data:
Subscription and support	$16,153	$13,618	$32,096	$26,737
Services	8,372	6,988	16,530	14,482
Total revenue	24,525	20,606	48,626	41,219
Cost of revenue(1)	14,126	11,171	27,436	21,849
Gross profit	10,399	9,435	21,190	19,370
Operating expenses:
Research and development(1)	3,244	244	5,829	418
Sales and marketing(1)	10,787	6,482	18,126	11,994
Administrative and general(1)	9,080	4,964	14,614	9,080
Total operating expenses	23,111	11,690	38,569	21,492
Income (loss) from operations before income tax provision	(12,712)	(2,255)	(17,379)	(2,122)
Income tax provision	34	55	37	57
Net income (loss)	($12,746)	($2,310)	($17,416)	($2,179)
Basic and diluted earnings per share(2)	($0.42)	($0.08)	($0.58)	($0.07)
Weighted-average shares outstanding, Basic and diluted(2)	30,403	30,003	30,204	30,003

(1)
All future stock compensation is expected to be granted in the form of Covisint stock awards and recorded as a non-cash expense. The statements and line items above include stock compensation as detailed in the table below.

(2)
Please see Note 3 of our condensed, combined and consolidated financial statements and related disclosures for an explanation of the method used to calculate the historical net income (loss) per share attributable to common shareholders and the number of shares used in computation of the per share amounts.

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Stock awards compensation classified as:
Cost of revenue	$593	$1	$598	$1
Research and development	451	—	498	—
Sales and marketing	3,989	43	4,036	68
Administrative and general	4,987	343	5,374	640
Total stock awards compensation expense before income taxes	10,020	387	10,506	709

The following table sets forth a summary of our condensed, combined and consolidated statements of comprehensive income as a percentage of our total revenue:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Condensed, Combined and Consolidated Statements of Comprehensive Income Data:
Subscription and support	66%	66%	66%	65%
Services	34	34	34	35
Total revenue	100	100	100	100
Cost of revenue(1)	58	54	56	53
Gross profit	42	46	44	47
Operating expenses:
Research and development(1)	13	1	12	1
Sales and marketing(1)	44	31	37	29
Administrative and general(1)	37	24	30	22
Total operating expenses	94	56	79	52
Income (loss) from operations before for income tax provision	(52)	(11)	(36)	(5)
Income tax provision	0	0	0	0
Net income (loss)	(52)%	(11)%	(36)%	(5)%
________________________________________________

(1)
All future stock compensation is expected to be granted in the form of Covisint stock awards and recorded as a non-cash expense. Refer to the table above for the breakdown of stock compensation included in these line item percentages.

THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
Revenue
Revenue derived from our subscription and support and services is presented in the table below:

	Three Months Ended September 30,		Period-to-Period Change
	2013	2012	$	%
	(In thousands)
Subscription and support	$16,153	$13,618	$2,535	19%
Services	8,372	6,988	1,384	20%
Total revenue	$24,525	$20,606	$3,919	19%
In the three months ended September 30, 2013, as compared with the same period in 2012, our total revenue increased due to increases in both our subscription and support revenue and our services revenue. Our increase in both subscription and support revenue and services revenue was primarily due to continued growth within our non-automotive verticals. In addition, the services revenue increased between the three months ended September 30, 2013 and 2012 due to customer deployments within new verticals and initiatives in our healthcare vertical. Of the increase in subscription and support revenue between the three months ended September 30, 2013 and 2012, approximately $1.9 million was due to increased revenue from existing customers. Additionally, there was approximately $0.9 million from sales to new customers, offset by a decline in revenue from customers that terminated or elected not to renew their agreements aggregating approximately $0.3 million, between the three months ended September 30, 2013 and 2012.
Cost of Revenue
Cost of revenue is presented in the table below:

	Three Months Ended September 30,		Period-to-Period Change
	2013	2012	$	%
	(In thousands)
Cost of revenue	$14,126	$11,171	$2,955	26%
Gross margin	42%	46%

Cost of revenue increased during the three months ended September 30, 2013 as compared to the same period in 2012 primarily due to an increase in revenue. Cost increases included an increase of $3.8 million in salaries and personnel-related expenses in connection with our customer support, implementation, solution deployment, on-boarding and data center operations fees. This increase was offset by a decrease of $2.2 million in Compuware and other third-party contractors primarily as a result of the transition of most Compuware personnel to Covisint during the three months ended March 31, 2013. Cost increases also include an increase of $0.6 million in stock compensation expense.
Our gross margin decreased during the three months ended September 30, 2013 as compared with the same period in 2012 due to an increase of $0.6 million related to the amortization of capitalized research and development costs and purchased software. We have historically capitalized a significant portion of our research and development costs. As a result, amortization of capitalized research and development costs and purchased software accounted for $1.7 million and $1.1 million of the cost of revenue during the three months ended September 30, 2013 and 2012, respectively.
Research and Development
Research and development costs incurred, expensed and capitalized are presented in the table below:

	Three Months Ended September 30,		Period-to-Period Change
	2013	2012	$	%
	(In thousands)
Research and development costs incurred	$4,640	$4,191	$449	11%
Capitalized internal software costs	(1,396)	(3,947)	2,551	65%
Research and development costs expensed	$3,244	$244	$3,000	N/M
Percentage of total revenue:
Research and development costs incurred	19%	20%
Research and development costs expensed	13%	1%
Research and development costs incurred and expensed increased during the three months ended September 30, 2013, as compared to the same period in 2012, primarily due to a $1.1 million increase in salaries and personnel-related expenses offset by a $1.4 million decrease in fees paid to Compuware and other third-party contractors for software development activities. The decline in fees paid to Compuware and other third-party contractors and increase in salaries and personnel-related expenses was primarily the result of the transition of most Compuware personnel to Covisint during the three months ended March 31, 2013. Cost increases also include an increase of $0.5 million in stock compensation expense. We capitalized $1.4 million and $3.9 million of research and development costs during the three months ended September 30, 2013 and 2012, respectively.
We decreased capitalization of our research and development costs during the three months ended September 30, 2013 as compared to the same period in 2012 due to a recent change to the agile delivery methodology for platform enhancements, which resulted in significantly shorter development cycles thereby reducing our capitalized costs. This change increased the proportion of our research and development costs expensed relative to our research and development costs incurred.
Sales and Marketing
Sales and marketing costs are presented in the table below:

	Three Months Ended September 30, 2013		Period-to-Period Change
	2013	2012	$	%
	(In thousands)
Sales and marketing	$10,787	$6,482	$4,305	66%
Percentage of total revenue	44%	31%
Sales and marketing costs increased during the three months ended September 30, 2013, as compared to the same period in 2012, primarily due to a $3.9 million increase in stock compensation expense and a $0.6 million increase in salaries and personnel-related expenses.
Administrative and General
Administrative and general costs are presented in the table below:

	Three Months Ended September 30, 2013		Period-to-Period Change
	2013	2012	$	%
	(In thousands)
Administrative and general	$9,080	$4,964	$4,116	83%
Percentage of total revenue	37%	24%

Administrative and general costs increased during the three months ended September 30, 2013, as compared to the same period in 2012, primarily due to a $4.6 million increase in stock compensation expense offset by a $0.6 million decrease in legal and audit fees related to the separation from our parent in preparation for our initial public offering.
SIX MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Revenue

	Six Months Ended September 30,		Period-to-Period Change
	2013	2012	$	%
	(In thousands)
Subscription and support	$32,096	$26,737	$5,359	20%
Services	16,530	14,482	2,048	14%
Total revenue	$48,626	$41,219	$7,407	18%

In the six months ended September 30, 2013, as compared with the same period in 2012, our total revenue increased due to increases in both our subscription and support revenue and our services revenue. Our increase in both subscription and support revenue and services revenue was primarily due to continued growth within our non-automotive verticals. In addition, services revenue increased between the six months ended September 30, 2013 and 2012 primarily due to customer initiatives within our healthcare vertical and customer deployments in new verticals. Of the increase in subscription and support revenue between the six months ended September 30, 2013 and 2012, approximately $4.4 million was due to increased revenue from existing customers. Additionally, there was approximately $1.6 million from sales to new customers, offset by a decline in revenue from customers that terminated or elected not to renew their agreements aggregating approximately $0.6 million, between the six months ended September 30, 2013 and 2012.
Cost of Revenue
Cost of revenue is presented in the table below:

	Six Months Ended September 30,		Period-to-Period Change
	2013	2012	$	%
	(In thousands)
Cost of revenue	$27,436	$21,849	$5,587	26%
Gross margin	44%	47%
Cost of revenue increased during the six months ended September 30, 2013, as compared to the same period in 2012, primarily due to an increase in revenue. Cost increases included an increase of $7.3 million in salaries and personnel-related expenses in connection with our customer support, implementation, solution deployment, on-boarding and data center operations fees. This increase was offset by a decrease of $3.8 million in Compuware and other third-party contractors primarily as a result of the transition of most Compuware personnel to Covisint during the three months ended March 31, 2013. Cost increases also include an increase of $0.6 million in stock compensation expense.
Our gross margin during the six months ended September 30, 2013, as compared with the same period in 2012, due to an increase of $1.1 million related to the amortization of capitalized research and development costs and purchased software. We have historically capitalized a significant portion of our research and development costs. As a result, amortization of capitalized research and development costs and purchased software accounted for $3.3 million and $2.2 million of the cost of revenue during the six months ended September 30, 2013 and 2012, respectively.
Research and Development

	Six Months Ended September 30,		Period-to-Period Change
	2013	2012	$	%
	(In thousands)
Research and development costs incurred	$9,177	$8,019	$1,158	14%
Capitalized internal software costs	(3,348)	(7,601)	4,253	56%
Research and development costs expensed	$5,829	$418	$5,411	N/M
Percentage of total revenue:
Research and development costs incurred	19%	19%
Research and development costs expensed	12%	1%
Research and development costs incurred and expensed increased during the six months ended September 30, 2013 as compared to the same period in 2012 primarily due to a $2.6 million increase in salaries and personnel-related expenses offset by a $2.2 million decrease in fees paid to Compuware and other third-party contractors for software development activities. The decline in fees paid to Compuware and other third-party contractors and increase in salaries and personnel-related expenses was primarily the result of the transition of most Compuware personnel to Covisint during the three months ended March 31, 2013. Cost increases also include an increase of $0.5 million in stock compensation expense. We capitalized $3.3 million and $7.6 million of research and development costs during the six months ended September 30, 2013 and 2012, respectively.
We decreased capitalization of our research and development costs during the six months ended September 30, 2013 as compared to the same period in 2012 due to a recent change to the agile delivery methodology for platform enhancements, which resulted in significantly shorter development cycles thereby reducing our capitalized costs. This change increased the proportion of our research and development costs expensed relative to our research and development costs incurred.
Sales and Marketing

	Six Months Ended September 30,		Period-to-Period Change
	2013	2012	$	%
	(In thousands)
Sales and marketing	$18,126	$11,994	$6,132	51%
Percentage of total revenue	37%	29%

Sales and marketing costs increased during the six months ended September 30, 2013, as compared to the same period in 2012, primarily due to a $4.0 million increase in stock compensation expense and a $1.9 million increase in salaries and personnel-related expenses.
Administrative and General

	Six Months Ended September 30,		Period-to-Period Change
	2013	2012	$	%
	(In thousands)
Administrative and general	$14,614	$9,080	$5,534	61%
Percentage of total revenue	30%	22%

Administrative and general costs increased during the six months ended September 30, 2013, as compared to the same period in 2012, primarily due to a $4.7 million increase in stock compensation expense and an increase of $0.7 million of costs related to the services provided by our parent Compuware and the costs associated with the establishment of Covisint as an independent entity. We expect to continue incurring the cost associated with the services provided by Compuware in future periods.
LIQUIDITY AND CAPITAL RESCOURCES
In summary, our cash flows were:

	Six Months Ended September 30,
	2013	2012

Combined and Consolidated Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	($2,301)	$2,660
Net cash used in investing activities	(3,823)	(7,883)
Net cash provided by financing activities	6,185	5,223
Effect of exchange rate	40	0
Net change in cash	$101	$0
Cash Flows from Operating Activities
Cash provided by operating activities decreased in the six months ended September 30, 2013, as compared to the same period in 2012, primarily as a result of a $4.3 million increase in research and development expense due to a recent change to the agile delivery methodology for platform enhancements, which resulted in significantly shorter development cycles thereby reducing our capitalized costs. In addition our working capital decreased by $1.1 million primarily as a result of a $2.1 million decline due to the net change in accounts receivable offset by a $1.2 million increase due to the net change in deferred revenue.
Cash Flows from Investing Activities
Cash used in investing activities typically consists of the purchase of property and equipment associated with our infrastructure and the capitalization of research and development costs related to expanding our cloud-based platform. Cash used in investing activities decreased in the six months ended September 30, 2013, as compared with the same period in 2012, primarily due to a $4.3 million decrease in cash paid for capitalized research and development.
Cash Flows from Financing Activities
Prior to January 1, 2013, as an operating unit within Compuware, we had not maintained separate cash accounts. All cash receipts and payments are netted within financing activities and reported as “Net investment from Parent.” Cash provided by financing activities increased to $6.2 million in the six months ended September 30, 2013, from $5.2 million in the six months ended September 30, 2012, primarily to support our operating activities. Since the January 1, 2013 contribution of the business, all significant transactions between Compuware and us were included in the condensed, combined and consolidated financial statements and were or are expected to be settled in cash. The net effect of the settlement of these intercompany transactions is reflected in the condensed, combined and consolidated statements of cash flows as a financing activity.

Prior to January 1, 2013 we financed our operations through our parent, Compuware. Since the January 1, 2013 contribution of the Covisint business to us, Compuware provided us with net operating cash totaling $10.9 million. On October 1, 2013, we closed our initial public offering with net proceeds totaling $68.4 million. We intend to use these proceeds to repay the short-term intercompany payables owed to our parent, Compuware, subsequent to its contribution of assets and liabilities to us as of January 1, 2013 in the amount of $10.9 million as of September 30, 2013.
RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS
New accounting guidance that we have recently adopted, as well as accounting guidance that has been recently issued, but not yet adopted by us, will not significantly affect our results. The related accounting pronouncements are included in Note 1 of the notes to the condensed, combined and consolidated financial statements appearing elsewhere in this Report.
CONTRACTUAL OBLIGATIONS
As of September 30, 2013, we are party to a hosting agreement with Savvis under operating leases extending through fiscal 2014. Total payments under these agreements were approximately $1.3 and $1.2 million for the three months ended September 30, 2013 and 2012, respectively, and $2.5 and $2.4 million for the six months ended September 30, 2013 and 2012, respectively.
OFF-BALANCE SHEET ARRANGEMENTS
We currently do not have any off balance sheet or non-consolidated special purpose entity arrangements as defined by the applicable SEC rules.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed primarily to market risks associated with foreign currency exchange rates. We do not use derivative financial instruments or forward foreign exchange contracts for investment, speculative or trading purposes. We believe our foreign currency risk is minimal as 86% of our revenue was based in U.S. dollars in the six months ended September 30, 2013 and 2012, respectively. In addition, we have no long-term assets or liabilities in foreign currencies. We do not have a material exposure to market risk with respect to investments.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure material information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures are effective, at the reasonable assurance level, to cause information required to be disclosed in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required financial disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are not party to any material legal proceedings at this time. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Report, you should carefully consider the risks under the heading "Risk Factors" in our final Prospectus filed with the Securities and Exchange Commission on September 26, 2013, which risks could materially affect our business, financial condition or future results. There has been no material change in our risk factors from those described in the Prospectus. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 25, 2013, our registration statement on Form S-1 (File No. 333-188603) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 7,360,000 (which includes the underwriters’ full exercise of their overallotment option of 960,000 shares of our common stock) shares of our common stock at a price to the public of $10.00 per share. Credit Suisse Securities (USA) LLC acted as lead bookrunner for the offering, with Pacific Crest Securities LLC acting as joint bookrunner.  Evercore Group L.L.C. acted as co-manager. The offering commenced as of September 26, 2013 and did not terminate before all of the shares registered under the registration statement were sold. The sale of such shares is scheduled to close on October 1, 2013 and is expected to result in net proceeds to us of $66.3 million after deducting underwriting discounts, commissions and other offering expenses. We expect to use $10.9 million of such net proceeds to repay short-term intercompany payables owed to our parent, Compuware Corporation. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final Prospectus filed with the Securities and Exchange Commission on September 26, 2013.

ITEM 6. EXHIBITS

The following exhibits are filed herewith.

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act
32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COVISINT CORPORATION

Date:	November 5, 2013	By: /s/ David A. McGuffie
David A. McGuffie
Chief Executive Officer
Principal Executive Officer

Date:	November 5, 2013	By: /s/ Enrico Digirolamo
Enrico Digirolamo
Chief Financial Officer
Principal Accounting Officer