Form 10-Q
period 2013-12-31
Covisint Corp
filed 2014-02-07
CIK 1563699

As filed with the Securities and Exchange Commission on February 7, 2014.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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
As of February 7, 2014, there were outstanding 37,490,500 shares of Common Stock, no par value, of the registrant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Covisint Corporation
Detroit, Michigan

We have reviewed the accompanying condensed and consolidated balance sheet of Covisint Corporation and subsidiaries as of December 31, 2013, and the related condensed, combined and consolidated statements of comprehensive loss for the three-month and nine-month periods ended December 31, 2013 and 2012, of cash flows for the nine-month periods ended December 31, 2013 and 2012, and the related condensed and consolidated statement of shareholder’s equity for the nine months ended December 31, 2013 of Covisint Corporation and subsidiaries and the Covisint Operations of Compuware Corporation (the “Company”) . These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Covisint Corporation and subsidiaries as of March 31, 2013, and the related combined and consolidated statements of comprehensive income, shareholder’s equity, and cash flows of the Company, for the year then ended (not presented herein); and in our report dated June 3, 2013, we expressed an unqualified opinion on those consolidated financial statements (which report includes an explanatory paragraph referring to the financial statements prior to January 1, 2013 being prepared from the records of Compuware Corporation). In our opinion, the information set forth in the accompanying condensed and consolidated balance sheet as of March 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
February 7, 2014

COVISINT CORPORATION AND THE COVISINT OPERATIONS OF COMPUWARE CORPORATION
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	December 31, 2013	March 31, 2013
ASSETS
CURRENT ASSETS:
Cash	$54,770	$966
Accounts receivable, net	18,990	25,386
Deferred tax asset, net	1,382	2,011
Due from parent and affiliates	2,046	—
Other current assets	6,267	5,517
Total current assets	83,455	33,880
PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION	3,460	2,654
CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS, NET	23,523	24,447
OTHER:
Goodwill	25,385	25,385
Deferred costs	7,336	9,738
Deferred tax asset, net	135	146
Other assets	858	1,808
Total other assets	33,714	37,077
TOTAL ASSETS	$144,152	$98,058
LIABILITIES AND SHAREHOLDER's EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,114	$2,440
Accrued commissions	1,586	1,982
Deferred revenue	15,575	16,989
Accrued expenses	3,617	2,921
Due to parent and affiliates	—	7,556
Total current liabilities	22,892	31,888
DEFERRED REVENUE	13,935	18,188
ACCRUED LIABILITIES	21	271
DEFERRED TAX LIABILITY, NET	2,891	4,817
Total liabilities	39,739	55,164
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDER’S EQUITY:
Preferred stock, no par value - authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, no par value - authorized 50,000,000 shares; issued and outstanding 37,490,500 (30,003,000 issued and outstanding as of March 31, 2013)	—	—
Additional paid-in capital	133,391	46,186
Retained deficit	(29,019)	(3,289)
Accumulated other comprehensive income (loss)	41	(3)
Total shareholder’s equity	104,413	42,894
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$144,152	$98,058
See notes to condensed, combined and consolidated financial statements.

COVISINT CORPORATION AND THE COVISINT OPERATIONS OF COMPUWARE CORPORATION
CONDENSED, COMBINED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
REVENUE	$24,109	$23,801	$72,735	$65,020
COST OF REVENUE	13,660	12,173	41,096	34,022
GROSS PROFIT	10,449	11,628	31,639	30,998
OPERATING EXPENSES:
Research and development	3,533	480	9,362	898
Sales and marketing	8,484	6,510	26,610	18,504
General and administrative	6,724	4,787	21,338	13,867
Total operating expenses	18,741	11,777	57,310	33,269
LOSS BEFORE INCOME TAX PROVISION	(8,292)	(149)	(25,671)	(2,271)
INCOME TAX PROVISION	22	31	59	88
NET LOSS	($8,314)	($180)	($25,730)	($2,359)
Basic and diluted loss per share	($0.22)	($0.01)	($0.79)	($0.08)
OTHER COMPREHENSIVE INCOME, NET OF TAX
Foreign currency translation adjustments	$24	$—	$44	$—
TAX ATTRIBUTES OF ITEMS IN OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	—	—	—	—
OTHER COMPREHENSIVE INCOME, NET OF TAX	24	—	44	—
COMPREHENSIVE LOSS	($8,290)	($180)	($25,686)	($2,359)

See notes to condensed, combined and consolidated financial statements.

COVISINT CORPORATION AND THE COVISINT OPERATIONS OF COMPUWARE CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
NINE MONTHS ENDED DECEMBER 31, 2013
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholder’s
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
BALANCE AT MARCH 31, 2013	30,003,000	$—	$46,186	($3,289)	($3)	$42,894
Net loss				(25,730)		(25,730)
Parent contribution of stock awards and related taxes, net			(2,954)			(2,954)
Covisint stock option expense (Note 5)			16,140			16,140
Covisint stock option exercise	127,500		332			332
Income taxes			7,365			7,365
Foreign currency translation					44	44
Shares sold in IPO (proceeds received net of offering costs)	7,360,000		66,322			66,322
BALANCE AT DECEMBER 31, 2013	37,490,500	$—	$133,391	($29,019)	$41	$104,413

See notes to condensed, combined and consolidated financial statements.

COVISINT CORPORATION AND THE COVISINT OPERATIONS OF COMPUWARE CORPORATION
CONDENSED, COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended December 31,
	2013	2012
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	($25,730)	($2,359)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	6,423	4,738
Deferred income taxes	43	(91)
Stock award compensation	14,413	1,105
Other	—	60
Net change in assets and liabilities:
Accounts receivable	6,464	677
Other assets	1,891	2,182
Accounts payable and accrued expenses	(376)	(323)
Deferred revenue	(5,730)	(6,004)
Net cash provided by (used in) operating activities	(2,602)	(15)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of:
Property and equipment	(1,936)	(636)
Capitalized software	(4,364)	(11,848)
Net cash used in investing activities	(6,300)	(12,484)
CASH FLOWS PROVIDED BY FINANCING ACTIVITES:
Net investment from parent company	—	12,881
Cash payments from parent company	53,208	—
Cash payments to parent company	(57,942)	—
Proceeds from initial public offering	68,448	—
Initial public offering costs	(1,397)	(382)
Net proceeds from exercise of stock awards	332	—
Net cash provided by financing activities	62,649	12,499
EFFECT OF EXCHANGE RATE CHANGES ON CASH	57	—
NET CHANGE IN CASH	53,804	—
CASH AT BEGINNING OF PERIOD	966	—
CASH AT END OF PERIOD	$54,770	$—

See notes to condensed, combined and consolidated financial statements.

COVISINT CORPORATION AND THE COVISINT OPERATIONS OF COMPUWARE CORPORATION
NOTES TO CONDENSED, COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying unaudited condensed, combined and consolidated financial statements (“Financial Statements”) include the accounts of Covisint Corporation, a Michigan corporation majority-owned by Compuware Corporation (“Compuware” or the “Parent”), and the Covisint segment of Compuware (combined operations are referred to as the “Company” or “Covisint”). Effective January 1, 2013, Compuware contributed substantially all of the assets and liabilities of the Covisint segment to Covisint Corporation (“January 2013 Contribution”). The Financial Statements reflect the assets, liabilities, revenues and expenses that were directly attributable to the Company as it operated within Compuware prior to the January 2013 Contribution, and they have been derived from the consolidated financial statements and accounting records of Compuware using the historical results of operations and historical basis of assets and liabilities for the Covisint operations of Compuware. The historical financial results may not be indicative of the results that would have been achieved had Covisint operated as a separate, stand-alone entity. The Financial Statements do not reflect any changes that may occur in the financing and operations of the Company in the future. These Financial Statements, prior to the January 2013 Contribution, were prepared on a combined basis because the operations were under common control.
The Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), for interim financial information and with the instructions of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based its assumptions and estimates on the facts and circumstances existing at December 31, 2013, final amounts may differ from these estimates.
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
In September 2013, the Company substantially completed its initial public offering (“IPO”) in which it issued and sold 7.4 million shares of its common stock at a public offering price of $10.00 per share. The Company received net proceeds of $68.4 million after deducting underwriting discounts and commissions of $5.2 million.
The Financial Statements include an allocation of certain corporate expenses including costs for facilities, information technology, tax, internal audit, accounting, finance, human resources, legal and executive management functions provided to the Company by Compuware. These allocations were primarily based on headcount, revenue and space occupied as a proportion of those in all Compuware operating units. Management believes the allocations are reasonable. However, the expenses allocated to the Company for these services are not necessarily indicative of the expense that would have been incurred if the Company had been a separate, independent entity and had otherwise managed these functions. Corporate expenses charged to the Company by Compuware totaled $2.4 million and $2.7 million for the three months ended December 31, 2013 and 2012, respectively, and $8.5 million and $8.1 million for the nine months ended December 31, 2013 and 2012, respectively. Through December 31, 2012, such costs and expenses were deemed to have been contributed by Compuware to Covisint in the period in which the costs were recorded. Since January 1, 2013, these expenses have been included in the net amount due to parent and affiliates.
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
During fiscal 2012, the Company established evidence of stand-alone value based on other vendors providing similar services for many of the services it offers. Prior to establishing evidence of stand-alone value for services, and for those projects that do not currently have stand-alone value, the revenue is deferred and recognized over the longer of the committed term of the subscription agreement (generally one to five years) or the expected period over which the customer will receive benefit (generally five years). Services that have stand-alone value are recognized as delivered generally using a proportional performance methodology based on dependable estimates of hours incurred and expected hours to complete since these services are primarily performed on a fixed fee basis. Hours or costs incurred represent a reasonable surrogate for output measures of contract performance, including the presentation of deliverables to the client; therefore, hours or costs incurred are used as the basis for revenue recognition. If it is determined that costs will exceed revenue, the expected loss is recorded at the time the loss becomes apparent.
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
Deferred Revenue
Deferred revenue consists of the billed but unearned portion of existing contracts for subscription and services provided and is recognized as services are delivered or over the expected period during which the customer will receive benefit. The Company generally invoices its customers’ subscription fees in annual, quarterly or monthly installments. Contractual time periods often exceed the invoicing period and accordingly, the deferred revenue balance does not represent the total contract value of committed subscription agreements. The portion of deferred revenue that the Company anticipates will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as non-current deferred revenue. The Company has generally received payment for the services for which the revenue has been deferred.
Collection and Remittance of Taxes

The Company records the collection of taxes from customers and the remittance of these taxes to governmental authorities on a net basis in its condensed, combined and consolidated statements of comprehensive income.
Cost of Revenue
Consists of compensation and related expenses for infrastructure and operations staff, payments to outside service providers, data center costs related to hosting the Company’s software and amortization of capitalized software.
Capitalized Software
Includes the costs of purchased and internally developed software products capitalized in accordance with ASC 350-40, “Internal Use Software” and software technology purchased through acquisitions and is stated at unamortized cost. Net purchased software included in capitalized software was $0.7 million and $0.9 million as of December 31, 2013 and March 31, 2013, respectively.
Capitalized and purchased software costs are amortized on a straight line basis over the expected useful life of the software, which is generally five years. Amortization begins when the software technology is ready for its intended use. Amortization expense was $1.7 million and $1.3 million for the three months ended December 31, 2013 and 2012, respectively, and $5.0 million and $3.5 million for the nine months ended December 31, 2013 and 2012, respectively. Amortization expenses are included in “cost of revenue” in the condensed, combined and consolidated statements of comprehensive income.
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
Research and Development
For development costs related to the Company’s PaaS offering, the Company follows the guidance set forth in ASC 350-40 which requires companies to capitalize qualifying computer software development costs, which are incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Research and development costs include primarily the cost of programming personnel and amounted to $4.5 million and $4.7 million for the three months ended December 31, 2013 and 2012, respectively, of which $1.0 million and $4.2 million, respectively, was capitalized as internally developed software technology. Research and development costs amounted to $13.7 million and $12.7 million for the nine months ended December 31, 2013 and 2012, respectively, of which $4.4 million and $11.8 million, respectively, was capitalized as internally developed software technology.
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
Compuware Corporation Stock Compensation Awards
Certain Covisint employees have been granted stock options to purchase Compuware common stock, and under the agreements between the Company and Compuware, Covisint records the compensation expense relating to these stock options to purchase Compuware common stock. Compuware calculates the fair value of its stock option awards using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected term, risk-free interest rates and dividend yields. The expected volatility assumption is based on historical volatility of Compuware’s common stock over the most recent period commensurate with the expected life of the stock option granted. Compuware uses historical volatility because management believes such volatility is representative of prospective trends. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the stock option awarded.
The estimates used to calculate the fair value of the Company may change from year to year based on operating results, market conditions and estimated future cash flows. While the Company believes that the assumptions and estimates used to determine the estimated fair value of the Company/or Compuware are reasonable, a change in assumptions underlying these estimates could materially affect the determination of the fair value of the Covisint business, and could therefore materially impact the estimated fair value of a share of Covisint stock.
The following is the average fair value per share of Compuware stock compensation awards estimated on the date of grant and the assumptions used for each option granted to Compuware employees, including those providing services to Covisint, during the nine months ended December 31, 2013 and 2012.

	Nine Months Ended December 31,
	2013	2012
Expected volatility	39.52%	40.83%
Risk-free interest rate	1.59%	0.95%
Expected lives at date of grant (in years)	6.28	6.30
Weighted average fair value of the options granted	$2.69	$4.02
Dividend Yield Assumption (1)	4.42%	0.00%
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
Business Segments— The Company operates in a single business segment. Sales are heavily weighted toward North American automotive companies.
Significant Customers – A single customer, in the automotive industry, comprised 25 percent and 32 percent of total revenues during the three months ended December 31, 2013 and 2012, respectively, and 26 percent and 34 percent of total revenue during the nine months ended December 31, 2013 and 2012, respectively. The same automotive customer comprised 21 percent and 30 percent of outstanding accounts receivable as of December 31, 2013 and March 31, 2013, respectively. A second customer, which is a reseller to customers in the healthcare industry, comprised 15 percent and 7 percent of total revenues during the three months ended December 31, 2013 and 2012, respectively, and 13 percent and 6 percent of total revenue during the nine months ended December 31, 2013 and 2012, respectively. The same customer comprised 15 percent and 12 percent of outstanding accounts receivable as of December 31, 2013 and March 31, 2013, respectively.
Geographical Information— Financial information regarding geographic operations is presented in the table below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Revenue:
United States	$19,831	$20,647	$61,680	$55,576
International operations	4,278	3,154	11,055	9,444
Total	$24,109	$23,801	$72,735	$65,020

	December 31, 2013	March 31, 2013
Long-lived assets:
United States	$51,150	$51,019
International operations	22	—
Total	$51,172	$51,019

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

2.    CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS
The components of the Company’s intangible assets are as follows (in thousands):

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks(1)	$358		$358
Amortizing intangible assets:
Capitalized software(2)	$47,657	($25,330)	$22,327
Customer relationship agreements(3)	4,715	(3,877)	838
Trademarks(4)	340	(340)	—
Total amortizing intangible assets	$52,712	($29,547)	$23,165

	March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks(1)	$358		$358
Amortizing intangible assets:
Capitalized software(2)	$43,294	($20,314)	$22,980
Customer relationship agreements(3)	4,715	(3,646)	1,069
Trademarks(4)	340	(300)	40
Total amortizing intangible assets	$48,349	($24,260)	$24,089
_____________________________________________________

(1)	The Covisint trademarks were acquired by Compuware in an acquisition in March 2004. These trademarks are deemed to have an indefinite life and therefore are not being amortized.

(2)
Amortization of capitalized software is included in “cost of revenue” in the condensed, combined and consolidated statements of comprehensive income. Capitalized software is generally amortized over five years.

(3)
Amortization of customer relationship agreements is included in “sales and marketing” in the condensed, combined and consolidated statements of comprehensive income. Customer relationship agreements were acquired as part of acquisitions and are being amortized over periods up to six years.

(4)
Amortization of trademarks is included in “administrative and general” in the condensed, combined and consolidated statements of comprehensive income. Trademarks were acquired as part of acquisitions and are being amortized over three years.

Amortization expense of intangible assets was $1.8 million and $1.4 million for the three months ended December 31, 2013 and 2012, respectively, and $5.3 million and $3.8 million for the nine months ended December 31, 2013 and 2012, respectively. Estimated future amortization expense, based on identified intangible assets at December 31, 2013, is expected to be as follows (in thousands):

	At December 31, 2013 for the Year Ending March 31,
	2014	2015	2016	2017	2018
Capitalized software	$1,751	$6,613	$5,802	$4,852	$2,814
Customer relationships	77	308	308	144	—
Total	$1,828	$6,921	$6,110	$4,996	$2,814

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
EPS data were computed as follows (in thousands, except for per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Basic loss per share:
Numerator: Net loss	($8,314)	($180)	($25,730)	($2,359)
Denominator:
Weighted-average common shares outstanding	37,363	30,003	32,599	30,003
Basic loss per share	($0.22)	($0.01)	($0.79)	($0.08)
Diluted loss per share:
Numerator: Net loss	($8,314)	($180)	($25,730)	($2,359)
Denominator:
Weighted-average common shares outstanding	37,363	30,003	32,599	30,003
Dilutive effect of stock awards	—	—	—	—
Total shares	30,403	30,003	30,204	30,003
Diluted loss per share	($0.22)	($0.01)	($0.79)	($0.08)
Stock awards to purchase approximately 4,342,000 and 3,558,000 shares for the three months ended December 31, 2013 and 2012, respectively, and 4,314,000 and 3,571,000 shares for the nine months ended December 31, 2013 and 2012, respectively, were excluded from the diluted EPS calculation because they were anti-dilutive.

4.    COMMITMENTS AND CONTINGENCIES

Contractual Obligations
The Company currently occupies office space within facilities owned and leased by Compuware. The Company has not entered into commitments related to space occupied within Compuware facilities; however, the expenses allocated or charged to the Company by Compuware include costs associated with such facilities. The Company is not subject to unconditional purchase obligations with a remaining term greater than one year.
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
Compuware Stock-Based Compensation Plans
Compuware Employee Stock Ownership Plan and 401(k) Plan
The Company provides a matching program for the 401(k) component of the ESOP/401(k). The Company matches 33 percent of employees’ 401(k) contributions up to 2 percent of eligible earnings. Matching contributions vest 100 percent when an employee attains three years of service. During the three months ended December 31, 2013 and 2012, respectively, the Company expensed $0.2 million and $0.1 million related to this program. For the nine months ended December 31, 2013 and 2012, the Company expensed 0.5 million and $0.3 million, respectively, related to this program.

Compuware Stock Option Activity
A summary of option activity for Covisint employees under Compuware’s stock-based compensation plans as of December 31, 2013, and changes during the nine months then ended is presented below. Shares and intrinsic value are presented in thousands.

	Nine Months Ended December 31, 2013
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of April 1, 2013	979	$9.19
Granted	—
Exercised	(269)	8.01		$802
Forfeited	(160)	10.49
Cancelled/expired	(50)	12.00
Options outstanding as of December 31, 2013	500	$9.14	5.58	$1,070
Options vested and expected to vest, net of estimated forfeitures, as of December 31, 2013	478	$9.10	5.46	$1,041
Options exercisable as of December 31, 2013	348	$8.80	4.37	$863
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
During the nine months ended December 31, 2013, 86,609 Compuware option shares granted to Covisint employees vested, with an average fair value of $4.44 per share.
Compuware Restricted Stock Units and Performance-Based Stock Awards Activity
A summary of non-vested restricted stock units (“RSUs”) and performance-based stock awards (“PSAs” and collectively “Non-vested RSU”) activity for Covisint employees and directors under the Compuware LTIP as of December 31, 2013, and changes during the nine months then ended is presented below. Shares and intrinsic value are presented in thousands.

	Nine Months Ended December 31, 2013
	Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Non-vested RSU outstanding at April 1, 2013	845
Granted	104	$11.22
Released	(69)		$786
Forfeited	(702)
Dividend equivalents, net	4	$11.00
Non-vested RSU outstanding at December 31, 2013	182

RSUs have various vesting terms related to the purpose of the award. The most common vesting term is 25 percent of shares vest on each annual anniversary date over four years.

The awards are settled by the issuance of one common share of Compuware stock for each unit upon vesting and vesting accelerates upon death, disability or a change in control of Compuware.
Compuware paid quarterly dividends of $0.125 per share. As a result of these dividend payments, approximately 1,000 and 18,000 dividend equivalent shares were issued to participants holding non-vested RSUs as of the dividend record date during the three and nine months ended December 31, 2013, respectively.
Covisint Stock-Based Compensation Plan
In August 2009, Covisint established a 2009 Long-Term Incentive Plan (“2009 Covisint LTIP”) allowing the Board of Directors of Covisint to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based cash or restricted stock unit awards and annual cash incentive awards to employees and directors of Covisint and its affiliates. The 2009 Covisint LTIP reserves 4.5 million common shares of Covisint for issuance under this plan. On December 30, 2013, the Board of Directors of Covisint Corporation adopted the First Amendment to the 2009 Covisint LTIP, subject to shareholder approval. The Amendment increased the number of shares of Covisint’s common stock available for issuance pursuant to stock-based awards granted under the LTIP by 3 million shares (increasing the number of shares available for issuance under the LTIP from 4.5 million to 7.5 million). On January 2, 2014, Compuware approved the Amendment to increase the shares available. The increase in shares set forth in the Amendment will become effective on February 13, 2014, twenty (20) days after the date of mailing of the Company’s Schedule 14C Information Statement.
As of December 31, 2013, there were 4.2 million stock options outstanding from the 2009 Covisint LTIP.
The Covisint stock options included a performance condition requiring an IPO of the Company prior to vesting. Since the IPO, the performance condition of these options was satisfied and the Company has recognized stock compensation expense of $3.6 million and $16.1 million for the three and nine months ended December 31, 2013.
Certain individuals, who received stock options from the 2009 Covisint LTIP, were also eligible to be awarded PSAs from the Compuware 2007 LTIP. As of December 31, 2013, there were 681,000 PSAs that were cancelled upon the closing of the Covisint IPO. As a result, $2.9 million of expense associated with the PSAs was reversed during the nine months ended December 31, 2013. PSA credit totaling $0.0 million and 2.5 million was recorded to “general and administrative” during the three and nine months ended December 31, 2013, respectively. PSA expense totaling $0.2 and $0.6 million was recorded to “general and administrative” during the three months and nine months ended December 31, 2012, respectively.
Stock Option Activity
A summary of option activity under the Company’s stock-based compensation plans as of December 31, 2013, and changes during the nine months then ended is presented below (shares and intrinsic value in thousands):

	Nine Months Ended December 31, 2013
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of April 1, 2013	4,278	$2.81
Granted	120	7.18
Exercised	(128)
Forfeited	(89)	6.77
Options outstanding as of December 31, 2013	4,181	$2.85	3.46	$40,538
Options vested and expected to vest, net of estimated forfeitures, as of December 31, 2013	4,181	$2.85	3.46	$40,538
Options exercisable as of December 31, 2013*	408	$5.50	8.44	$2,875
*All remaining exercisable options subject to lock-up agreement
All options were granted at estimated fair market value and expire ten years from the date of grant.
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
On November 15, 2013, a member of the Board of Directors of Covisint Corporation resigned. This individual served on the Board of Directors, as the Chairman of the Compensation Committee and as a member of the Audit and Nominating/Governance Committees since November 30, 2012. As the result of this resignation 67,000 options were forfeited.
For the quarter ending December 31, 2013, 127,500 options were exercised by participants of the 2009 Covisint LTIP.
Stock Awards Compensation
For the three months ended December 31, 2013 and 2012, respectively, and for the nine months ended December 31, 2013 and 2012, respectively, stock awards compensation expense was recorded as follows in thousands:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Stock awards compensation classified as:
Cost of revenue	$137	$1	$735	$2
Research and development	158	1	656	1
Sales and marketing	1,117	52	5,153	120
Administrative and general	2,495	342	7,869	982
Total stock awards compensation expense before income taxes	$3,907	$396	$14,413	$1,105

Total stock awards compensation expense before income taxes of $14.4 million for the nine months ended December 31, 2013, is comprised of $12.5 million recorded for the cumulative expense of the IPO performance condition of the Company's stock options being satisfied upon completion of the IPO, the reversal of $2.9 million recorded in conjunction with the cancellation of Compuware PSAs, and $4.8 million of additional stock compensation expense that was not directly correlated with the IPO.

As of December 31, 2013, total unrecognized compensation cost of $9.7 million, net of estimated forfeitures, related to nonvested equity awards granted is expected to be recognized over a weighted-average period of approximately 1.5 years. The following table summarizes the Company’s future recognition of its unrecognized compensation cost related to stock awards as of December 31, 2013 (in thousands).

	Year Ending March 31,
Stock-Based Compensation Plan:	Total	2014	2015	2016	2017

Covisint	$8,762	$1,605	$5,293	$1,841	$23
Compuware	933	63	430	304	136
Total	$9,695	$1,668	$5,723	$2,145	$159

6.    RELATED PARTY TRANSACTIONS
The Company utilizes services staff of Compuware to provide certain services to customers and to provide additional resources for research and development activities. These costs are included in “cost of revenue” and “research and development” as applicable. Compuware provided these services substantially at cost to Covisint through March 31, 2013 and at market rates effective April 1, 2013. Many of the Compuware employees providing these services transferred to Covisint effective March 1,

2013. Charges totaled $0.3 million and $4.7 million for the three months ended December 31, 2013 and 2012, respectively, and $1.3 million and $13.2 million for the nine months ended December 31, 2013 and 2012, respectively.

Certain related party transactions are settled in cash and are reflected as due to or due from parent and affiliates within the condensed, combined and consolidated balance sheet. At December 31, 2013, the Company had a net receivable due from parent of $2.0 million as compared to a net payable of $7.6 million at March 31, 2013. The activity in the nine months ended December 31, 2013 was primarily comprised of the $10.9 million extinguishment of the September 30, 2013 balance on October 21, 2013, $4.9 million related to Compuware’s use of the Company’s tax loss and other tax related attributes, and $2.3 million due to the net change in working capital. This activity was partially offset by $8.5 million of corporate expenses allocated to Covisint.
Refer to Note 1 for discussion of allocated expenses.

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

It has been our experience that our customers are attracted to one layer of our platform, but quickly adopt other layers. Furthermore, once they have adopted our platform for one purpose, customers find additional uses for the platform within their distributed business environments. Accordingly, we believe we have yet to significantly penetrate the growing available market for our technologies and have a significant opportunity to sell additional solutions to our current customers.

Subscriptions. The majority of our revenue is generated through subscription and support fees paid to enable our customers to access our platform. Subscription and support revenue accounted for $17.6 million and $14.5 million, or 73% and 61% of our total revenue, for the three months ended December 31, 2013 and 2012, respectively, and $49.7 million and $41.2 million, or 68% and 63% of our total revenue, for the nine months ended December 31, 2013 and 2012, respectively. Our subscription contracts are typically thirty-six (36) month long, but range from one to five years. The value of our subscription contracts varies significantly for each customer agreement, depending on the number of users or volume of transactions. Typically, our customers pay us for a minimum level of platform usage. Periodically, a customer’s utilization may exceed its committed level, in which case the customer is required to pay us additional fees, called “overages.” Subscription contract value can fluctuate period to period depending upon the size of new customers and the pace at which we sell additional solutions and services to existing customers.

Services. We also generate revenue from the provision of services related to implementation, solution deployment and on-boarding of new customers onto our platform, and the performance of projects and enhancements. Services revenue accounted for $6.5 million and $9.3 million, or 27% and 39% of our total revenue, for the three months ended December 31, 2013 and 2012, respectively, and $23.1 million and $23.8 million, or 32% and 37% of our total revenue, for the nine months ended December 31, 2013 and 2012, respectively We typically bill a portion of our services fees in advance and the remaining balance upon customer acceptance.

Services contract value varies significantly for each customer agreement. It is affected by a number of trends which make the prediction of future performance of our future services revenue difficult. These trends include, but are not necessarily limited to, a reduction in project and enhancement services performed for General Motors, improvements in our platform that make it easier for our customers to build and launch new business process innovations on the platform, and a reduction in the effort required to launch the customer. Furthermore, since the recognition of services revenue may require acceptance by the customer, the timing of the revenue recognition may shift between fiscal periods.

Our revenue generally fluctuates, and we expect it to continue to fluctuate, between periods due to inconsistent timing of sales, revenue recognition requirements (e.g., acceptance), changes in customer requirements and other factors. As a result, transactions that were expected to be recognized in one period may be recognized in a different period, which may materially affect our financial performance in a reporting period.

We consider our backlog balance to be future years of contractually committed arrangements, of which only the billed amounts are included in deferred revenue. As of December 31, 2013 and 2012, our backlog balance was approximately $100.8 million and $108.7 million, respectively. This change is primarily related to services revenue deferred from prior periods that was recognized over the last twelve months.

We sell our solutions through our direct sales force and channel partners. While we have over 3,000 customers, we have approximately 150 core platform customers, representing 93% and 95% of our total revenue for the three months ended December 31, 2013 and 2012, respectively, and 94% of our total revenue for both the nine months ended December 31, 2013 and 2012. Our remaining customers include a variety of organizations that pay us a relatively nominal fee to either connect to one of our core platform customers or use one of our industry-specific solutions.

The automotive industry accounted for 44% and 57% of our total revenue for the three months ended December 31, 2013 and 2012, respectively, and 48% and 56% of our total revenue for the nine months ended December 31, 2013 and 2012, respectively. The healthcare industry accounted for 33% and 31% of our total revenue for the three months ended December 31, 2013 and 2012, respectively, and 33% and 31% of our total revenue for the nine months ended December 31, 2013 and 2012. We have seen increases in revenue from our Enterprise business unit that services the energy, financial services, travel and other non-automotive or healthcare industries, which accounted for 19% and 15% of our total revenue for the three months ended December 31, 2013 and 2012, respectively, and 18% and 14% of our total revenue for the nine months ended December 31, 2013 and 2012, respectively.

Revenue from outside of the U.S. accounted for 18% and 13%, of our total revenue for the three months ended December 31, 2013 and 2012, respectively, and 15% of our total revenue for the nine months ended December 31, 2013 and 2012. We intend to continue expanding our business into additional vertical markets and geographies and expect our revenue to diversify accordingly. Supporting new regulatory and technology requirements as a result of our diversification initiatives may result in increased operating costs and capital expenditures. As part of our growth strategy, we expect the percentage of our revenue generated outside of the United States to increase as we invest in and enter new and emerging markets. Our financial objective is to create sustainable revenue, earnings and cash flow growth over the long term. Consistent with this objective, we expect to continue the aggressive expansion of our field sales organization and alliances to market our solutions both in the United States and internationally.

Our subscription and support revenue grew to $17.6 million for the three months ended December 31, 2013 from $14.5 million for the three months ended December 31, 2012, representing an annual growth rate of 21%.  Our subscription and support revenue grew to $49.7 million for the nine months ended December 31, 2013 from $41.2 million for the nine months ended December 31, 2012, representing an annual growth rate of 20%. The increase in subscription and support revenue between the three months ended December 31, 2013 and 2012 was primarily due to $2.2 million of increased revenue with existing customers and $1.4 million from sales to new customers. The subscription revenue increase was partially offset by a decline in revenue from customers that terminated or elected not to renew their agreements of $0.6 million. The increase in subscription and support revenue between the nine months ended December 31, 2013 and 2012 was primarily due to $6.8 million of increased revenue with existing customers and $2.8 million from sales to new customers. This was partially offset by a decline in revenue from customers that terminated or elected not to renew their agreements of $1.1 million.

Our services revenue declined to $6.5 million for the three months ended December 31, 2013 from $9.3 million for the three months ended December 31, 2012, representing a period over period decline of (30%). Our services revenue has declined to $23.1 million for the nine months ended December 31, 2013 from $23.8 million for the nine months ended December 31, 2012, representing an annual decline of (3%). Our services revenue declined in part due to customers and partners performing their own modifications and enhancements to their use of our platforms.

During the quarter, a reseller decided to change its delivery model to its customers by eliminating its plan to host separately our platform as the reseller determined it was more cost effective to utilize our hosted platform. As a result of the termination of this aspect of its existing contract with us, the reseller made a onetime payment to the Company of $1.0 million dollars, which was recorded as subscription revenue. The Company anticipates that the total revenue from the reseller will be substantially the same in fiscal 2015 as in 2014.
We experienced combined net income (losses) of ($8.3) million and ($0.2) million for the three months ended December 31, 2013 and 2012, respectively, and ($25.7) million and ($2.4) million for the nine months ended December 31, 2013 and 2012, respectively. As presented in "Note 5. Benefit Plans - Stock Awards Compensation" within the accompanying notes to the condensed, combined and consolidated financial statements, our loss was primarily due to stock compensation expense of $3.9 million and $14.4 million, respectively, in the three and nine months ended December 31, 2013, which primarily resulted from our IPO. Prior to our IPO, these losses were mainly due to the substantial investments we made, and continue to make, to build our solutions and services, grow and maintain our business and acquire customers. Our profitability was also negatively affected by decreased capitalization of our research and development costs during the three months ended December 31, 2013 and the nine months ended December 31, 2013, as compared to the same periods in 2012, due to a recent change to the agile delivery methodology for platform enhancements, which resulted in significantly shorter development cycles thereby reducing our capitalized costs. This change increased the proportion of our research and development costs expensed relative to our research and development costs incurred.
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
We monitor these non-GAAP measures to evaluate our ongoing operational performance and enhance an overall understanding of our past financial performance. We believe that these non-GAAP metrics help illustrate underlying trends in our business that could otherwise be masked by the effect of the income or expenses, as well as the related tax effects, that are excluded in non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating income, non-GAAP operating margin, non-GAAP net income (loss) and non-GAAP net income (loss) per diluted share. Furthermore, we use these measures to establish budgets and operational goals for managing business and evaluating our performance. We also believe that these non-GAAP measures provide additional tools for investors to use in comparing our recurring core business operating results over multiple periods with other companies in our industry.
The presentation of this non-GAAP financial information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. A reconciliation of the non-GAAP financial measures presented below to the most directly comparable GAAP financial measures has been provided for each respective line item. Management uses both GAAP and non-GAAP information in evaluating and operating our business internally and as such has determined that it is important to provide this information to investors.

Non-GAAP Condensed, Combined and Consolidated Statements of Operations
(In Thousands, Except Per Share Data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
REVENUE	$24,109	$23,801	$72,735	$65,020
COST OF REVENUE	11,812	10,897	35,345	30,530
GROSS PROFIT	12,297	12,904	37,390	34,490
	51%	54%	51%	53%
OPERATING EXPENSES:
Research and development	4,391	4,726	13,070	12,745
Sales and marketing	7,290	6,368	21,224	18,112
General and administrative	4,229	4,423	13,429	12,820
Total operating expenses	15,910	15,517	47,723	43,677

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(3,613)	(2,613)	(10,333)	(9,187)

INCOME TAX PROVISION	22	31	59	88

NET INCOME (LOSS)	($3,635)	($2,644)	($10,392)	($9,275)

DILUTED EPS COMPUTATION
Numerator: Net income	($3,634)	($2,644)	($10,392)	($9,275)
Denominator:
Weighted-average common shares outstanding	37,363	30,003	32,599	30,003
Dilutive effect of stock awards	—	—	—	—
Total shares	37,363	30,003	32,599	30,003
Diluted EPS	($0.10)	($0.09)	($0.32)	($0.31)

Reconciliations of GAAP to Non-GAAP

(In Thousands, Except Per Share Data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Gross profit	$10,449	$11,628	$31,639	$30,998
Gross margin	43%	49%	43%	48%
Adjustments:
Stock compensation expense—cost of revenue	$137	$1	$735	$2
% of total revenue	1%	—%	1%	—%
Amortization of capitalized software—cost of revenue	$1,711	$1,275	$5,016	$3,490
% of total revenue	7%	5%	7%	5%
Non-GAAP gross profit	$12,297	$12,904	$37,390	$34,490
Non-GAAP gross margin	51%	54%	51%	53%

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Cost of revenue	$13,660	$12,173	$41,096	$34,022
Adjustments:
Stock compensation expense	137	1	735	2
Cost of revenue - amortization of capitalized software	1,711	1,275	5,016	3,490

Cost of revenue, non-GAAP	$11,812	$10,897	$35,345	$30,530

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Research and development	$3,533	$480	$9,362	$898
Adjustments:
Capitalized internal software costs	(1,016)	(4,247)	(4,364)	(11,848)
Stock compensation expense	158	1	656	1

Research and development, non-GAAP	$4,391	$4,726	$13,070	$12,745

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Sales and marketing	$8,484	$6,510	$26,610	$18,504
Adjustments:
Stock compensation expense	1,117	52	5,153	120
Amortization of customer relationship agreements	77	90	233	272

Sales and marketing, non-GAAP	$7,290	$6,368	$21,224	$18,112

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
General and administrative	$6,724	$4,787	$21,338	$13,867
Adjustments:
Stock compensation expense	2,495	342	7,869	982
Amortization of trademarks	0	22	40	65

General and administrative, non-GAAP	$4,229	$4,423	$13,429	$12,820

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Net income (loss)	($8,314)	($180)	($25,730)	($2,359)
Adjustments:
Capitalized internal software costs	(1,016)	(4,247)	(4,364)	(11,848)
Stock compensation expense	3,907	396	14,413	1,105
Amortization of intangibles	1,788	1,387	5,289	3,827
Net income (loss), non-GAAP	($3,635)	($2,644)	($10,392)	($9,275)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Diluted EPS	($0.22)	($0.01)	($0.79)	($0.08)
Adjustments:
Capitalized internal software costs	(0.03)	(0.14)	(0.13)	(0.39)
Stock compensation expense	0.10	0.01	0.44	0.04
Amortization of intangibles	0.05	0.05	0.16	0.12
Diluted EPS, non-GAAP	($0.10)	($0.09)	($0.32)	($0.31)

COMPONENTS OF OUR RESULTS OF OPERATIONS
Revenue
Our revenue is primarily comprised of fees related to subscription and support and services performed. Subscription and support revenue includes fees for our customers and their users, such as suppliers or healthcare organizations, to access our platform and for users, messages and end point connections such as suppliers or healthcare organizations. Our services revenue is generated from implementation, solution deployment and on-boarding. Implementation services typically consist of user migration, content migration, branding and configuration to support customer-specific workflows. Our services engagements typically occur in phases and can vary from a few weeks to several months depending on the scope and complexity of the solution. Our customers may choose to do much of this work in-house, through a third party or with Covisint. We currently subcontract portions of our consulting engagements to third-party implementation partners, including Compuware, to supplement our staffing needs within this area of the business.
Cost of Revenue
Our cost of revenue is primarily comprised of salaries and personnel-related expenses related to our customer support, implementation, solution deployment, on-boarding and data center operations, the cost of professional services provided by the Company, Compuware and other third-party contractors, depreciation and amortization expenses related to capitalized research and development, acquisitions and capital expenditures, third-party hosting fees, third-party software license fees and outside services related to our call center. Where we have established third-party evidence of the stand-alone value of our services, we recognize expense with the associated revenue recognition as services are delivered. Costs associated with deferred services revenue are recognized ratably, generally over five years, beginning upon customer acceptance of the deliverable consistent with the associated revenue.
We expect that our cost of revenue in absolute dollars may increase in the future as we continue to support the implementation, configuration, hosting and support of new and existing customers. We expect our cost of revenue may fluctuate as a percentage of total revenue due to relative changes in our services revenue, changes in the percentage of services recognized using the proportional performance method, the amount and timing of depreciation and amortization, changes in the amount of services performed by our customers or other vendors and the mix of subscription and support revenue relative to services revenue.
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
We focus our research and development on new and expanded features of our platform and vertical-specific solutions. Since February 2010, when we implemented additional tracking related to the time spent on approved research and development projects, we have capitalized an increasing portion of our research and development costs. In the three and nine months ended December 31, 2013, as compared with the same periods in 2012, we capitalized a smaller portion of our research and development costs as a result of a recent change to the agile delivery methodology for our platform enhancements, which resulted in significantly shorter development cycles thereby reducing our capitalized costs. Our capitalized research and development costs are amortized as a cost of revenue ratably over 60 months upon completion of the project. We expect our fiscal 2014 research and development costs incurred, as a percentage of revenue, to remain consistent with such costs incurred during fiscal 2013. We expect research and development costs expensed to increase in the future in both absolute dollars and as a percentage of revenue.
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
General and Administrative
General and administrative costs are primarily comprised of the allocated costs related to the services provided by our parent Compuware for facilities, information technology, tax, internal audit, accounting, finance, human resources, legal and other services, as well as salaries and personnel-related expenses including stock and cash incentive compensation.
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
Under the shared services agreement, Compuware provides us with certain administrative, financial, legal, tax, insurance, facility, information technology and other services. In general, we are charged for shared services based on a pro rata allocation of Compuware’s costs. As the Company reduces its dependence upon Compuware for these services, the allocation is reduced.
Pursuant to the Compuware services agreement, Compuware and its affiliates will provide professional services in support of our solutions, to the extent that we request them. We will compensate Compuware for these professional services on a case-by-case basis in accordance with rates to be mutually agreed upon.
CRITICAL ACCOUNTING POLICIES
Basis of Presentation
The financial statements included in Item 1 of this Report do not reflect any changes that may occur in our future financing and operations. Our financial statements have been prepared in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, group equity and the disclosure of contingencies at the applicable balance sheet date and the results of operations for all periods presented. While we have based our assumptions and estimates on the facts and circumstances existing at December 31, 2013, final amounts may differ from estimates.
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
Compuware Corporation Stock Compensation

Under the agreements between the Company and Compuware, Covisint records compensation expense for the Compuware stock compensation granted Covisint employees, including the stock options in Compuware’s common stock. Compuware calculates the fair value of its stock option awards using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected term, risk-free interest rates and dividend yields. The expected volatility assumption is based on historical volatility of Compuware’s common stock over the most recent period commensurate with the expected life of the stock option granted. Compuware uses historical volatility because management believes such volatility is representative of prospective trends. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the stock option awarded.
The following is the average fair value per share of Compuware stock compensation awards estimated on the date of grant and the assumptions used for each option granted to Compuware employees, including those providing services to Covisint, during the nine months ended December 31, 2013 and 2012:

	Nine Months Ended December 31,
	2013	2012
Expected volatility	39.52%	40.83%
Risk-free interest rate	1.59%	0.95%
Expected lives at date of grant (in years)	6.28	6.30
Weighted average fair value of the options granted	$2.69	$4.02
Dividend Yield Assumption	4.42%	0.00%

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

RESULTS OF OPERATIONS

The following table is a summary of our condensed, combined and consolidated statements of income (loss) data:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

Condensed, Combined and Consolidated Statements of Comprehensive Income Data:
Subscription and support	$17,586	$14,500	$49,682	$41,237
Services	6,523	9,301	23,053	23,783
Total revenue	24,109	23,801	72,735	65,020
Cost of revenue(1)	13,660	12,173	41,096	34,022
Gross profit	10,449	11,628	31,639	30,998
Operating expenses:
Research and development(1)	3,533	480	9,362	898
Sales and marketing(1)	8,484	6,510	26,610	18,504
General and administrative(1)	6,724	4,787	21,338	13,867
Total operating expenses	18,741	11,777	57,310	33,269
Income (loss) from operations before income tax provision	(8,292)	(149)	(25,671)	(2,271)
Income tax provision	22	31	59	88
Net income (loss)	($8,314)	($180)	($25,730)	($2,359)
Basic and diluted earnings per share(2)	($0.22)	($0.01)	($0.79)	($0.08)
Weighted-average shares outstanding, Basic and diluted(2)	37,363	30,003	32,599	30,003

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Stock awards compensation classified as:
Cost of revenue	$137	$1	$735	$2
Research and development	158	1	656	1
Sales and marketing	1,117	52	5,153	120
General and administrative	2,495	342	7,869	982
Total stock awards compensation expense before income taxes	3,907	396	14,413	1,105

The following table sets forth a summary of our condensed, combined and consolidated statements of comprehensive income as a percentage of our total revenue:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Condensed, Combined and Consolidated Statements of Comprehensive Income Data:
Subscription and support	73%	61%	68%	63%
Services	27	39	32	37
Total revenue	100	100	100	100
Cost of revenue(1)	57	51	57	52
Gross profit	43	49	43	48
Operating expenses:
Research and development(1)	15	2	13	1
Sales and marketing(1)	35	27	37	28
General and administrative(1)	28	20	29	21
Total operating expenses	78	49	79	50
Income (loss) from operations before for income tax provision	(34)	(1)	(35)	(3)
Income tax provision	0	0	0	0
Net income (loss)	(34)%	(1)%	(35)%	(3)%
________________________________________________

(1)
All future stock compensation is expected to be granted in the form of Covisint stock awards and recorded as a non-cash expense. Refer to the table above for the breakdown of stock compensation included in these line item percentages.

THREE AND NINE MONTHS ENDED DECEMBER 31, 2013 AND 2012
Revenue
Revenue derived from our subscription and support and services is presented in the table below:

	Three Months Ended December 31,		Period-to-Period Change		Nine Months Ended December 31,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(In thousands)				(In thousands)
Subscription and support	$17,586	$14,500	$3,086	21%	$49,682	$41,237	$8,445	20%
Services	6,523	9,301	(2,778)	(30)%	23,053	23,783	(730)	(3)%
Total revenue	$24,109	$23,801	$308	1%	$72,735	$65,020	$7,715	12%

In the three months ended December 31, 2013, as compared with the same period in 2012, our total revenue increased due to increases in our subscription and support revenue, which was offset by a decline in our services revenue. Our increase in subscription and support revenue was primarily due to continued growth within our non-automotive verticals. The increase in subscription and support revenue between the three months ended December 31, 2013 and 2012 was due to approximately $2.2 million of increased revenue with existing customers and $1.4 million from sales to new customers. This was partially offset by a decline in revenue from customers that terminated or elected not to renew their agreements of $0.6 million. These increases were partially offset by the decrease in services revenue between the three months ended December 31, 2013 and 2012, in part due to customers and partners performing their own modifications and enhancements to their use of our platforms.

During the quarter, a reseller decided to change its delivery model to its customers by eliminating its plan to host separately our platform as the reseller determined it was more cost effective to utilize our hosted platform. As a result of the termination of this aspect of its existing contract with us, the reseller made a onetime payment to the Company of $1.0 million dollars, which was recorded as subscription revenue. The Company anticipates that the total revenue from the reseller will be substantially the same in fiscal 2015 as in 2014.

In the nine months ended December 31, 2013, as compared with the same period in 2012, our total revenue increased due to increases in our subscription and support revenue. Our increase in subscription and support revenue was primarily due to continued growth within our non-automotive verticals. The increase in subscription and support revenue between the nine months ended December 31, 2013 and 2012 was primarily due to $6.8 million of increased revenue with existing customers and $2.8 million from sales to new customers. This was partially offset by a decline in revenue from customers that terminated or elected not to renew their agreements of $1.1 million.
Cost of Revenue
Cost of revenue is presented in the table below:

	Three Months Ended December 31,		Period-to-Period Change		Nine Months Ended December 31,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(In thousands)				(In thousands)
Cost of revenue	$13,660	$12,173	$1,487	12%	$41,096	$34,022	$7,074	21%
Gross margin	43%	49%			43%	48%

Cost of revenue increased during the three months ended December 31, 2013, as compared to the same period in 2012, primarily due to an increase in revenue. Cost increases included an increase of $3.4 million in salaries and personnel-related expenses in connection with our customer support, implementation, solution deployment, on-boarding and data center operations fees. This increase was offset by a decrease of $2.4 million in Compuware and other third-party contractors primarily as a result of the transition of most Compuware personnel to Covisint during the three months ended March 31, 2013. Cost increases also included an increase of $0.1 million in stock compensation expense.
Our gross margin decreased during the three months ended December 31, 2013 as compared with the same period in 2012 due to an increase of $0.4 million related to the amortization of capitalized research and development costs and purchased software. We have historically capitalized a significant portion of our research and development costs. As a result, amortization of capitalized research and development costs and purchased software accounted for $1.7 million and $1.3 million of the cost of revenue during the three months ended December 31, 2013 and 2012, respectively.
Cost of revenue increased during the nine months ended December 31, 2013, as compared to the same period in 2012, primarily due to an increase in revenue. Cost increases included an increase of $10.7 million in salaries and personnel-related expenses in connection with our customer support, implementation, solution deployment, on-boarding and data center operations fees. This increase was offset by a decrease of $6.2 million in Compuware and other third-party contractors primarily as a result of the transition of most Compuware personnel to Covisint during the three months ended March 31, 2013. Cost increases also include an increase of $0.7 million in stock compensation expense.
Our gross margin decreased during the nine months ended December 31, 2013, as compared with the same period in 2012, due to an increase of $1.5 million related to the amortization of capitalized research and development costs and purchased software. We have historically capitalized a significant portion of our research and development costs. As a result, amortization of capitalized research and development costs and purchased software accounted for $5.0 million and $3.5 million of the cost of revenue during the nine months ended December 31, 2013 and 2012, respectively.

Research and Development
Research and development costs incurred, expensed and capitalized are presented in the table below:

	Three Months Ended December 31,		Period-to-Period Change		Nine Months Ended December 31,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(In thousands)				(In thousands)
Research and development costs incurred	$4,549	$4,727	($178)	(4)%	$13,726	$12,746	$980	8%
Capitalized internal software costs	(1,016)	(4,247)	3,231	(76)%	(4,364)	(11,848)	7,484	(63)%
Research and development costs expensed	$3,533	$480	$3,053	636%	$9,362	$898	$8,464	943%
Percentage of total revenue:
Research and development costs incurred	19%	20%			19%	20%
Research and development costs expensed	15%	2%			13%	1%

Research and development costs incurred decreased during the three months ended December 31, 2013, as compared to the same period in 2012, primarily due to a $1.7 million decrease in fees paid to Compuware and other third-party contractors for software development activities offset by $1.1 million increase in salaries and personnel-related expenses. The decline in fees paid to Compuware and other third-party contractors and increase in salaries and personnel-related expenses was primarily the result of the transition of most Compuware personnel to Covisint during the three months ended March 31, 2013. Cost increases also include an increase of $0.2 million in stock compensation expense.
Research and development costs incurred increased during the nine months ended December 31, 2013, as compared to the same period in 2012, primarily due to a $3.7 million increase in salaries and personnel-related expenses offset by a $3.9 million decrease in fees paid to Compuware and other third-party contractors for software development activities. The decline in fees paid to Compuware and other third-party contractors and increase in salaries and personnel-related expenses was primarily the result of the transition of most Compuware personnel to Covisint during the three months ended March 31, 2013. Cost increases also include an increase of $0.7 million in stock compensation expense. We capitalized $4.4 million and $11.8 million of research and development costs during the nine months ended December 31, 2013 and 2012, respectively.
We decreased capitalization of our research and development costs during the three and nine months ended December 31, 2013 as compared to the same periods in 2012 due to a recent change to the agile delivery methodology for platform enhancements, which resulted in significantly shorter development cycles thereby reducing our capitalized costs. This change increased the proportion of our research and development costs expensed relative to our research and development costs incurred.

Sales and Marketing
Sales and marketing costs are presented in the table below:

	Three Months Ended December 31,		Period-to-Period Change		Nine Months Ended December 31,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(In thousands)				(In thousands)
Sales and marketing	$8,484	$6,510	$1,974	30%	$26,610	$18,504	$8,106	44%
Percentage of total revenue	35%	27%			37%	28%
Sales and marketing costs increased during the three months ended December 31, 2013, as compared to the same period in 2012, primarily due to a $1.1 million increase in stock compensation expense and a $0.6 million increase in salaries and personnel-related expenses.

Sales and marketing costs increased during the nine months ended December 31, 2013, as compared to the same period in 2012, primarily due to a $5.0 million increase in stock compensation expense and a $2.5 million increase in salaries and personnel-related expenses.

General and Administrative
General and administrative costs are presented in the table below:

	Three Months Ended December 31,		Period-to-Period Change		Nine Months Ended December 31,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(In thousands)				(In thousands)
General and administrative	$6,724	$4,787	$1,937	40%	$21,338	$13,867	$7,471	54%
Percentage of total revenue	28%	20%			29%	21%

General and administrative costs increased during the three months ended December 31, 2013, as compared to the same period in 2012, primarily due to a $2.2 million increase in stock compensation expense offset by a $0.6 million decrease in legal and audit fees related to the separation from our parent in preparation for our initial public offering.

General and administrative costs increased during the nine months ended December 31, 2013, as compared to the same period in 2012, primarily due to a $6.9 million increase in stock compensation expense and an increase of $0.4 million of costs related to the services provided by our parent Compuware and a $0.4 million increase in salaries and personnel expenses associated with the establishment of Covisint as an independent entity. We expect to utilize certain services to continue incurring the cost associated with the services provided by Compuware until Compuware completes its spin-off of the Company in future periods.

LIQUIDITY AND CAPITAL RESCOURCES
In summary, our cash flows were:

	Nine Months Ended December 31,
	2013	2012

Combined and Consolidated Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	($2,602)	($15)
Net cash used in investing activities	(6,300)	(12,484)
Net cash provided by financing activities	62,649	12,499
Effect of exchange rate	57	0
Net change in cash	$53,804	$0
Cash Flows from Operating Activities
Cash provided by operating activities decreased for the nine months ended December 31, 2013, as compared to the same period in 2012, primarily as a result of a $8.5 million increase in research and development expense due to a recent change to the agile delivery methodology for platform enhancements, which resulted in significantly shorter development cycles thereby reducing our capitalized costs. This impact was partially offset by our cash from working capital which increased by $5.7 million primarily as a result of collections of accounts receivable.
Cash Flows from Investing Activities
Cash used in investing activities typically consists of the purchase of property and equipment associated with our infrastructure and the capitalization of research and development costs related to expanding our cloud-based platform. Cash used in investing activities decreased for the nine months ended December 31, 2013, as compared with the same period in 2012, primarily due to a $7.5 million decrease in cash paid for capitalized research and development, partially offset by an increase in property and equipment purchases of $1.3 million.
Cash Flows from Financing Activities
Prior to January 1, 2013, as an operating unit within Compuware, we did not maintain separate cash accounts. All cash receipts and payments were reported on a net basis as “Net investment from parent company" presented within financing activities. Since the January 1, 2013 contribution of the business, all significant transactions between Compuware and us were included in the condensed, combined and consolidated financial statements and were or are expected to be settled in cash. The gross activity of these cash transactions with our parent is reflected in the condensed, combined and consolidated statements of cash flows as a financing activity presented as "Cash payments from/to parent company."
Cash provided by financing activities increased to $62.6 million for the nine months ended December 31, 2013, from $12.5 million for the nine months ended December 31, 2012, primarily due to the cash received from the IPO of 68.4 million. This cash inflow was partially offset by the related party cash transactions with our parent and $1.0 increase in cash paid for IPO costs.
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
CONTRACTUAL OBLIGATIONS
We currently occupy office space within facilities owned and leased by Compuware. We have not entered into commitments related to space occupied within Compuware facilities; however, the expenses allocated or charged to us include costs associated with such facilities. We are not subject to unconditional purchase obligations with a remaining term greater than one year.

OFF-BALANCE SHEET ARRANGEMENTS
We currently do not have any off balance sheet or non-consolidated special purpose entity arrangements as defined by the applicable SEC rules.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed primarily to market risks associated with foreign currency exchange rates. We do not use derivative financial instruments or forward foreign exchange contracts for investment, speculative or trading purposes. We believe our foreign currency risk is minimal as 85% of our revenue was based in U.S. dollars for the nine months ended December 31, 2013 and 2012, respectively. In addition, we have no long-term assets or liabilities in foreign currencies. We do not have a material exposure to market risk with respect to investments.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures are effective, at the reasonable assurance level, to cause information required to be disclosed in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required financial disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are not party to any material legal proceedings at this time. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Report, you should carefully consider the risks under the heading "Risk Factors" in our final Prospectus filed with the Securities and Exchange Commission on September 26, 2013, which risks could materially affect our business, financial condition or future results. There has been no material change in our risk factors from those described in the Prospectus. Set forth below, however, is an additional "risk factor relating to our business and our industry." These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.
We operate in an emerging and evolving market, with both direct customers and channel partners, which may lead to period to period variability in our revenue and make it difficult to evaluate our future prospects.
We believe our platform is unique in the marketplace as it flexibly provides the framework to improve business processes involving a user's extended enterprise ranging from customers, suppliers and other stakeholders. However, the markets for our platform are in an early stage of development, and it is uncertain how rapidly these markets will develop. Even if they do develop, it is not certain the subscription software and solutions provided by our platform will achieve and sustain high levels of demand and acceptance. Because our platform has significant number of applications across many industries, our ability to grow revenue will be dependent upon our ability to determine which industries are most likely to be ready to utilize our technologies to solve their business issues. If we do not select wisely, we may incur costs and lose the opportunities to formalize our position in the marketplace.
In order to expand our sales force and reduce market risks, we have established, and continue to focus upon creating, relationships with channel partners and resellers of our platform. We anticipate that our channel partnerships and reseller agreements will produce new subscription and services revenue. However, since the reseller / channel market is evolving, we cannot predict how these partners will attempt to sell our platform within their customer base, or how effective their go to market strategy will be. Further, we cannot predict whether these reseller / channel partners will continue to sell our platform in the event that their business is not profitable. Changes in the reseller / channel partner’s sales strategy, their methodology of delivering our platform to their customers, or a loss of a reseller / channel partner could significantly affect our revenue on a period to period basis and our overall revenue growth.
If companies do not perceive or value the benefits of our solutions, or if companies are unwilling to accept our platform as an alternative to the traditional approach to solving business process problems in their extended enterprise, the market for our platform might not continue to develop or might develop more slowly than we expect, either of which would significantly affect our revenue and growth prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 25, 2013, our registration statement on Form S-1 (File No. 333-188603) was declared effective by the Securities and Exchange Commission for our initial public offering. Pursuant to the offering, we sold an aggregate of 7,360,000 shares of our common stock (which includes the underwriters’ full exercise of their over-allotment option of 960,000 shares) at a price to the public of $10.00 per share. The sale of all of such shares was consummated on October 1, 2013 and resulted in net proceeds to us of $66.3 million after deducting underwriting discounts, commissions and other offering expenses. Through December 31, 2013, $10.9 million of such net proceeds were used to repay short-term intercompany payables owed to our parent, Compuware Corporation. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final Prospectus filed with the Securities and Exchange Commission on September 26, 2013.

ITEM 6. EXHIBITS

The following exhibits are filed herewith.

Exhibit Number	Description of Document
10.15	Director Compensation Summary
10.16	First Amendment to the Covisint Corporation 2009 Long-Term Incentive Plan **
15	Independent Registered Public Accounting Firm's Awareness Letter
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act
32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

** (incorporated by reference to Current Report on Form 8-K filed on January 6, 2014)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COVISINT CORPORATION

Date:	February 7, 2014	By: /s/ David A. McGuffie
David A. McGuffie
Chief Executive Officer
Principal Executive Officer

Date:	February 7, 2014	By: /s/ Enrico Digirolamo
Enrico Digirolamo
Chief Financial Officer
Principal Accounting Officer