Form 10-K
period 2014-03-31
Covisint Corp
filed 2014-05-30
CIK 1563699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014

Commission file number 001-36088

Covisint Corporation
(Exact name of registrant as specified in its charter)

MICHIGAN (State or other jurisdiction of incorporation or organization)	26-2318591 (I.R.S. Employer Identification Number)

One Campus Martius, Suite 700, Detroit, Michigan 48226-5099
(Address of registrant’s principal executive offices, including zip code)

Registrant's telephone number, including area code: (313) 961-4100

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).             Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2013, was $96,056,352.07, based upon the closing sales price of the common stock on that date of $12.83 as reported on The NASDAQ Global Select Market. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.
Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:
As of May 30, 2014, there were outstanding 37,490,500 shares of Common Stock, no par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant's 2014 Annual Meeting of Shareholders (the “Proxy Statement”) filed pursuant to Regulation 14A are incorporated by reference in Part III.

Covisint Corporation
Form 10-K

PART I
ITEM 1. BUSINESS
This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates, and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 1A of Part I-“Risk Factors.”
Covisint Corporation was incorporated in April 2008 in the State of Michigan. Our principal corporate offices are located in Detroit, Michigan. We completed our initial public offering in October 2013, and our common stock is listed on the Nasdaq Global Select Market under the symbol “COVS.”
Company Overview
Covisint provides a leading cloud engagement platform for enabling organizations to securely connect, engage and collaborate with large, distributed communities of customers, business partners and suppliers. Our platform allows global organizations with complex external business relationships to create, streamline and automate external mission-critical business processes that involve the secure exchange of and access to critical information from multiple sources. Our customers deploy our platform to deliver on current and new business initiatives, enhance competitiveness, create new revenue opportunities, increase customer retention and lower operating costs. We have been recognized as a leader in the emerging cloud engagement market due to our market share, technical capabilities and history of successful deployments.
Our cloud engagement platform is offered as a service, commonly referred to as Platform-as-a-Service (PaaS), and combines robust, cloud-based identity management, portal, data exchange, integration and application development capabilities. Our platform integrates with on-premise and hosted enterprise systems, as well as other cloud-based data sources, and can be deployed quickly, scaled to millions of users, and configured to address our customers’ specific organizational requirements, including workflows, content and branding.
We deliver our platform through industry-specific solutions that address external mission-critical business processes common to companies across our target industries. To date, we have focused our solutions on the global automotive, healthcare and energy industries, in which the secure sharing of complex and distributed data is of particular importance. We are actively working to expand our platform to a wide range of industries which we believe have a significant opportunity to leverage our platform to enable external mission-critical business processes and to improve collaboration with external parties such as customers, business partners and suppliers.

Our Solution
Our comprehensive and integrated cloud platform consists of a suite of cloud-based technologies for creating highly-secure solutions that streamline and automate external mission-critical business processes between our customers and their key external constituents. Our solutions are typically deployed to enable the exchange of and access to critical information.
We market industry solutions that we believe address the most significant external challenges for organizations in a wide range of industries. Our solutions are designed for large, global organizations with complex external business relationships and highly-secure external business processes. These solutions are highly-scalable and flexible to meet the specific needs of our customers, including workflow, content and branding. The key benefits of our solutions for our customers include:

•
Secure access to critical information. Our platform provides simple, secure access to mission-critical information and applications at the moment of engagement through a common, branded interface; enabling secure, reliable communication and collaboration with key external audiences including customers, business partners and suppliers. Our cloud identity services layer enables organizations to simply and securely manage user identities across virtually any combination of customers, business partners, suppliers, external systems, cloud services and end-user groups. Our technology provides organizations with a centralized identity and access management platform for managing access to organizational information and applications for external constituents through a single, secure identity.

•
Comprehensive data integration. Our platform integrates with our customers’ existing enterprise systems, as well as with the systems and business processes of their customers, business partners, suppliers and other third parties, to provide a unified source of critical information.

•
Speed and agility. Our platform enables the rapid creation and deployment of new mission-critical business processes that can be configured to meet customer and industry-specific business requirements in order to support the development of timely new business models.

•
Mission-critical scalability and reliability. Our platform provides a high degree of scalability to support large transaction volumes, while maintaining the highest levels of performance and uptime required to support mission-critical processes.

•	Compliance. Our platform assists our customers with meeting regulatory compliance obligations governing access to, and sharing of, private and confidential information.
Our Growth Strategies
Our key growth strategies include:

•
Continued innovation and enhancement of our platform. We believe the comprehensive nature of our platform provides us with significant competitive advantages, particularly as it relates to addressing the unique security, identity and access management, data exchange and compliance needs of large scale external engagement models. We intend to continue investing in research and development to expand the functionality and capabilities of our platform, particularly in mobility and our AppCloud® solution developer community, and to develop additional industry vertical solutions that will create new entry points with customers. We may also pursue acquisitions of complementary businesses or technologies to accelerate these initiatives.

•
Expand within our current customer base. We believe there is a significant opportunity to expand the adoption of our platform within our current customer base by selling additional business solutions and expanding usage of already-deployed solutions. As our core customers derive value from our platform, they are able to expand their use of our platform from a single business initiative within a specific business unit or geography to new business initiatives. We intend to leverage our high customer satisfaction rates to increase the use of our already-deployed solutions to these customers and to cross-sell new solutions addressing additional external business relationships.

•
Acquire new customers. We believe most organizations use inadequate technology to engage with external audiences and that there is rapidly growing awareness of the benefits of cloud deployment models. We intend to capitalize on these trends and expand our customer base by leveraging our established position in our existing markets, hiring additional sales and marketing personnel and by developing and expanding strategic relationships with strategic partners. Our platform is global and is currently used to support the international operations of customers. We intend to continually grow our sales internationally by expanding our direct sales force and strategic alliances outside our principal geographic markets.

•
Penetrate new vertical markets. While to date we have focused our efforts on the automotive, healthcare and energy markets, we believe our comprehensive technology platform is applicable to a wide range of industries that face similar business challenges in engaging externally. Our expansion into the healthcare vertical, beginning in 2006, and our more recent initial success in the energy vertical demonstrate our ability to apply our technology to and develop industry-specific solutions for organizations in new verticals. We intend to leverage our core platform technology along with our experience and proven customer success within our principal markets to enter into new vertical markets, such as financial services and the public sector, that have similar characteristics and business challenges.

•
Expand channels and strategic alliances. We are developing strategic alliances that we believe will improve our access to and ability to support new vertical and geographic markets and prospective customers. We intend to invest in developing and expanding strategic alliances with resellers, managed services providers, telecommunication service providers, systems integrators and independent software vendors in order to complement our direct selling efforts and extend our market reach.

Our Cloud Engagement Platform
The Covisint platform is a robust, highly-scalable set of technology services. The platform has been successfully deployed for over 11 years and provides a secure framework for delivering solutions and applications that streamline and automate external mission-critical business processes. We deliver our platform through industry-specific solutions that address certain external mission-critical business processes involving customers, business partners, and suppliers and can be further configured to address our customers’ specific business requirements. Our platform fills the need for external collaboration and information sharing solutions with the highest level of security and scalability.

 Key Technologies of the Platform

Cloud Identity Services
Our cloud identity services layer enables organizations to simply and securely manage user identities across virtually any combination of customers, business partners, suppliers, external systems, cloud services, and end-user groups. Our technology provides organizations with a centralized identity and access management platform for managing access to organizational information and applications for external constituents through a single, secure identity. Our cloud identity services framework is comprised of the following components:
Authentication services: Authenticates external users and confirms identity prior to granting access to systems, and allows organizations to easily conform to existing and future regulations, such as the requirement for strong authentication for access to personal healthcare records;
Identity provider: Automates and manages a user’s identity, including invitation, registration and approval, and suspends and removes identities once the user is no longer engaged with an organization; and
Identity broker: Provides organizations with a single point of contact to share identities transmitted from and to customers, business partners and suppliers, thus significantly simplifying the task of creating an identity network.
Cloud Data Exchange Services
Our cloud data exchange services allow organizations to securely and reliably integrate data sources and exchange information between customers, business partners and suppliers. This functionality allows for data standardization through translation services, delivering data in an acceptable format for business initiatives. Our cloud data exchange services layer is comprised of the following components and features:
Full enterprise-service bus;
Standardization, routing, and delivery of data;
Global protocol support;
Workflow orchestration;
Archiving and retrieval;
Community management; and
Publishing and subscriptions.

Cloud Portal Services
Our cloud portal services provide a secure user interface framework for enabling simple, integrated end-user access to relevant information and applications that may come from a variety of different sources. This framework consists of:
Personalized user experience and engagement;
Context-based aggregation of information;
Mobility framework;
Mission-critical content management;
Collaborative tooling;
Usage analytics;
Secure exchange of files;
Enhanced search;
Web chat; and
Integration with social networks using OpenSocial compatibility specifications.
AppCloud®
Our AppCloud® is a flexible, easy-to-use cloud-based platform providing quick, single sign-on access to approved third-party applications and application program interfaces (APIs) through a developer community. Our AppCloud® delivers secure, simplified end-user access to relevant applications, and allows customers and other third parties to develop their own applications on our platform. The key capabilities of our AppCloud® include:
Open API framework;
Third-party applications across vertical industries;

Application developer community;
Customer applications; and
Storefront for extended value.

Customers
Our customers include large, globally distributed organizations and mid-sized organizations with complex external business relationships, as well as the participants in their business relationships. While we have over 3,000 customers, we have approximately 150 core platform customers, representing 93%, 93% and 91% of our total revenue for the years ended March 31, 2014, 2013 and 2012. Our core platform customers include large, globally distributed organizations in the automotive, energy, travel, life sciences, consumer goods and financial services industries, as well as national and regional insurance companies, health systems and hospitals in the U.S. healthcare industry. Our remaining customers include a variety of organizations that pay us a relatively nominal fee to either connect to one of our core platform customers or use one of our industry-specific solutions.

The automotive industry accounted for 47%, 56% and 57% of our total revenue for the years ended March 31, 2014, 2013 and 2012, respectively. The healthcare industry accounted for 34%, 31% and 32% of our total revenue for the years ended March 31, 2014, 2013 and 2012, respectively. Our remaining revenue resides in the enterprise business unit that services the energy, financial services, travel, life sciences, consumer goods and other non-automotive or healthcare industries. Our enterprise business unit has increased in revenue and as a percentage of our total revenue. Revenue from outside of the U.S. accounted for 14%, 15% and 14% of our total revenue for the years ended March 31, 2014, 2013 and 2012, respectively. We intend to continue expanding our business into additional vertical markets and geographies and expect our revenue to diversify accordingly.

For the year ended March 31, 2014, the two customers providing over 10% of our revenue were General Motors Company and AT&T. Our relationship with General Motors consists of multiple, separate business initiatives for different business segments within General Motors, including supply chain, marketing and OnStar. AT&T is a reseller of our platform to its customers in the healthcare industry. Losing all or a significant portion of our business with General Motors or AT&T could have a material impact on our business, liquidity and results of operations. See “Risk Factors-We derive a significant percentage of our total revenue from our largest customer, General Motors Company, as well as our ten largest customers” in Item 1A of this report.

Services
We offer enabling services that include implementation, solution deployment and on-boarding. Implementation services typically consist of user migration, content migration, branding and configuration to support customer-specific workflows. Our services engagements typically occur in phases and can vary from a few weeks to several months depending on the scope and complexity of the solution. Our customers may choose to do much of this work in-house, through a third party or with Covisint. We currently subcontract, and expect to continue to subcontract, portions of our consulting engagements to our third-party implementation partners. We are actively building a network of third-party services organizations that serve as Covisint resellers, sub-contractors or referrals. We support our customers and partners as they implement solutions independently using API and our Developer Portal.

Sales and Marketing
We sell our platform through our global direct sales team and strategic partners. Our direct sales team includes field sales and solution engineering personnel. Sales personnel are organized by verticals, which currently include the automotive, healthcare, energy and enterprise sectors. Sales personnel within each vertical are further divided into geographic regions across North America, Asia and Europe.

We anticipate expanding our relationships with value-added resellers and other organizations as we launch our strategic channels and alliances program and enter additional international markets and new verticals.

Our marketing and lead generation activities consist primarily of targeted industry and technology demand generation programs and events, customer referrals, digital advertising, webinars and press relations. We target cloud decision makers, business executives, technology professionals, quality and performance managers, clinicians, physicians and senior business leaders.

Customer Support
Our customer support services are available 24x7x365 globally and include live-agent telephonic support as well as web-based and self-help options. Our customer support team is staffed by highly-skilled and experienced personnel who receive extensive training on the deployment and maintenance of our services and on the operation of our data centers. A standard deployment includes level-two support. Customers may contract for optional level-one support services to augment our standard support offering, which entitles them to single point of contact, issue resolution and escalation services and more stringent service level agreements.

Technology and Operations
Covisint’s cloud-based platform is designed to support mission-critical business processes of large organizations. Our platform is highly-scalable and designed to process millions of transactions, manage terabytes of data, and provide access for millions of users every day. Our platform is enterprise-grade, continuously available across the globe and addresses our customers’ most demanding uptime requirements.
The core platform is written in Java and is optimized for usability and performance. We also leverage Web 2.0 technologies like AJAX, HTML and HTML5, and security standards like OAuth and SAML. To expand the value of our platform, we have developed our software development kit including a broad set of APIs that enable our strategic partners and customers to use our AppCloud® service to develop custom applications and integrations. Our solutions often combine proprietary and open source technologies. Open source technology reduces the overall cost to our customers and allows us to bring innovations and enhancements to market in a more expedient and efficient manner.
We operate both multi-instance and multi-tenant architectures depending on our customers’ need for dedicated applications and databases. Most Covisint solutions are hosted on a shared infrastructure although some enterprises and healthcare organizations request dedicated servers. Our platform is provided as a public cloud, private cloud or a hybrid approach. Customers and third parties can customize the platform to meet their specific branding and user experience requirements through our proprietary or integrated technologies.
We work with Century Link, Inc. (formerly Savvis) to host our enterprise-class hardware. We currently utilize facilities located in Chicago, Detroit, Tokyo, Frankfurt and Shanghai. This allows us to ensure reliability, redundancy and performance for all our customer solutions. In addition to our Century Link relationship and international facilities, we maintain and operate a disaster recovery facility in our Detroit, Michigan headquarters.

Research and Development
Our engineering efforts support product development on our cloud-based platform. We work closely with our customers to continually improve and enhance our platform and develop new products and features. We emphasize collaboration with customers throughout all areas of our organization in the development process. By leveraging the cloud architecture of our platform, we are able to deploy new features and functions across our entire customer community. This allows us to rapidly react to customer support issues, new compliance regulations and customer feature and functionality requests. We plan to continue investing in enhancing our platform and expect the fiscal 2015 research and development expenditures to be approximately $14.5 million.

Our Competition
We sell our platform in an extremely competitive environment characterized by rapid technological change, shifting customer needs and frequent introductions of new solutions and services and we expect to face additional competition in the future. We believe that the key competitive factors in our market include:
Security;
Scalability;
Speed of implementation;
Ability to enable users to maintain regulatory compliance;
Ease of implementation into various data sources;
Strength and stability of infrastructure;
Comprehensiveness of platform features and functionality;
Ability to meet customer service level requirements; and
Price.
The overall market for enterprise cloud-based platforms and solutions is emerging. While our primary competition currently comes from internal IT groups and established systems integrators, we expect that the competitive landscape will change as the market evolves and cloud computing is more broadly adopted. We believe that our competition fits into the following categories:
Systems integrators, such as International Business Machines Corporation (IBM), Hewlett-Packard and Dell;
Cloud-based platform vendors, such as Salesforce.com and Microsoft Azure;

Business-to-business integration and data exchange vendors, such as GXS and Sterling Commerce, a division of IBM; and
Internally developed solutions.
Our competition, including system integrators and internal IT groups, often subscribe to or license other cloud-based platforms and third-party solutions to solve their customers’ specific business problems. Certain cloud-based platform vendors also offer development resources and consulting services that allow them to customize their platform to the customer’s requirements. To a lesser extent, systems integrators and internal IT groups will develop a cloud-based platform comparable to ours. In all cases, we believe these offerings require customization to leverage prior technology investments, solve the specific business problem and generate a competitive advantage for the customer.
In contrast, our platform is pre-built with vertical-specific data types, identity frameworks and workflows that minimize the need for customization, speed time to market and generate comparable competitive advantage. In addition, we continuously update our platform as innovation and new regulations increase or alter data types, technology standards or role-based identity requirements. While we are able to leverage these investments across our customer base, internal IT groups and system integrators that develop custom platforms may be challenged with building cost-effective solutions that compete favorably over time.

Intellectual Property
We protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We manage ownership of and access to our proprietary technology by requiring the execution of confidentiality and invention assignment agreements by our employees, contractors and consultants, and confidentiality agreements with third parties. We also rely on a combination of trade secret, copyright, trademark, trade dress and domain name protections to maintain our intellectual property rights.
We hold a patent in the U.S. on our core technology, in the context of an industry-wide business-to-business exchange. This patent will expire in 2028. In addition, we pursue the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States.
Circumstances outside our control could pose a threat to our intellectual property rights. Effective intellectual property protection may not be available in the United States or other countries in which our solutions are distributed. In addition, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any impairment of our intellectual property rights could harm our business or our ability to compete and harm our operating results. See “Risk Factors-We may not be able to adequately protect our intellectual property rights and efforts to protect them may be costly and may substantially harm our business” in Item 1A of this report.

Employees
As of March 31, 2014, we had 631 full-time employees, including 342 in services and ongoing support, 120 in research and development, 123 in sales and marketing and 46 in administrative and general roles. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Legal Proceedings
At this time we are not involved in any litigation. We may, from time to time, be party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows or financial position.

Facilities
We maintain our principal offices and a backup data center in Detroit, Michigan. Effective April 1, 2014, we signed a one year lease with Compuware Corporation for 62,922 square feet of space at One Campus Martius, Suite 700, Detroit, Michigan ending in March 31, 2015. We maintain additional offices in Frankfurt, Germany, under license from Compuware, and, effective May 1, 2014, lease a facility in Shanghai, China. Pursuant to third-party hosting agreements, we also have access to facilities in Chicago, Illinois and Tokyo, Japan.
We believe that our existing facilities and offices are adequate to meet our current requirements and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Backlog
We consider our backlog balance to be future years of contractually committed arrangements, of which only the billed amounts are included in deferred revenue. As of March 31, 2014 and 2013, our backlog balance was $94.2 million and $116.6 million, respectively, of which $27.8 million and $35.2 million, respectively, was billed and included in deferred revenue. Of the March 31, 2014 backlog, approximately $50.9 million is not expected to be recognized in fiscal 2015.

Executive Officers of the Registrant
The following tables set forth certain information regarding our Executive Officers as of May 30, 2014:

Name	Age	Position
Samuel M. Inman, III	63	President, Chief Executive Officer, and Director
Enrico Digirolamo	59	Chief Financial Officer
Steven R. Asam	40	Senior Vice President, Delivery, Operations and Engineering
Michael K. Keddington	54	Senior Vice President of Worldwide Sales
Samuel M. Inman, III. Mr. Inman has served as a director of Covisint since January, 2014, and as Interim President and Chief Executive Officer of Covisint since March 2014. Effective May 22, 2014, Mr. Inman became the permanent President and Chief Executive Officer of Covisint. From April 2011 to May 22, 2014, Mr. Inman served as an independent consultant providing advice to the management and boards of directors of technology companies.  From April 2008 through April 2011, Mr. Inman was President and CEO of Comarco Wireless Technologies, Inc. a technology company with extensive intellectual property for power adapter products.  Mr. Inman has extensive experience in the management of technology companies including being CEO of Viking Components, Inc. and Centura Software Corporation.  Mr. Inman has been a director of Comarco Wireless Technologies, Inc. (CMRO); Centura Software Corporation (CNTR); and Objectshare, Inc. (OBJS).
Enrico Digirolamo. Mr. Digirolamo has served as Chief Financial Officer since July 2013. From 2010 until July 2013, he served as Senior Vice President – Sales & Marketing and Finance at Allstate Insurance. Mr. Digirolamo served as the Chief Financial Officer and Vice President of General Motors Europe AG from 2008 to 2010. Mr. Digirolamo also served as the Chief Financial Officer and acting Chief Executive Officer of Covisint LLC (our predecessor) at the time of its formation. He currently serves on the board of directors of Metromedia International Group LLC, a privately held owner of interests in communications and media businesses operating in the Republic of Georgia. Mr. Digirolamo has served as a member of the GM European Strategy Board, Opel Supervisory Board and the board of directors of Saab Automobile, GM Russia and Allstate New Jersey. Mr. Digirolamo has a Bachelor of Science degree in mathematics and accounting from Central Michigan University, a Master of Business Administration from Eastern Michigan University and has completed the International Executive Program at the International Institute for Management Development in Lausanne, Switzerland.
Steven R. Asam.  Mr. Asam has been with Covisint since it was originally founded in 2000. Since 2012, Mr. Asam has served as Covisint’s Senior Vice President of Delivery, Operations and Engineering. In this position, he oversees all research and development of the Covisint platform and vertical specific solutions. In addition, Mr. Asam manages our customer support, implementation, solution deployment, on-boarding and data center operations for all industry sectors. Prior to joining Covisint, Mr. Asam provided technology leadership at Ford Motor Company on several large scale business-to-business and business-to-consumer projects. Mr. Asam earned both his Bachelor of Science degree in computer engineering and Masters of Science degree in computer information systems from the University of Michigan.
Michael K. Keddington. Mr. Keddington has served as Senior Vice President of Worldwide Sales since April 7, 2014. Mr. Keddington was a principal consultant with McDermott & Bull, a retained executive search firm, from June 2013 through April 4, 2014. From August 2011 through April 2013, Mr. Keddington was Chief Executive Officer and a director of Lunera Lighting, Inc., a LED lighting products company. From July 2010 until August 2011, Mr. Keddington was Chief Executive Officer and director of RNA Networks, Inc. a data center infrastructure software company. From April 2008 through June 2010, he was Chief Executive Officer and director of Permlight Products, Inc. Mr. Keddington has extensive experience building and leading sales organizations and driving revenue growth for leading technology firms, including Intel, Sanmina-SCI, Symantec, Gupta Technologies, Pure Software and Oracle.
ITEM 1A. RISK FACTORS
We have a history of losses, we expect to continue to incur losses and we may not achieve or sustain profitability in the future.
We have incurred significant losses in each fiscal year since becoming an operating division within Compuware in 2004, including fiscal 2014. These losses were mainly due to the investments we made, and continue to make, to build our solutions and services, grow and maintain our business and acquire customers. Key elements of our growth strategy include acquiring new customers and continuing to innovate and enhance our platform. In addition, we incurred significant legal, accounting and other expenses to become a public company, and we will continue to incur many of these expenses in the future. We will incur significant stock compensation expense during 2015 and 2016 as a result of certain option grants made while we were an operating division of Compuware. Furthermore, to the extent that we are successful in increasing our customer base, we will incur increased expenses, as costs associated with generating and supporting customer agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. As set forth in more detail below, we cannot predict our revenue growth, and you should not rely upon our revenue growth in fiscal 2012, 2013 and 2014, as indicative of our future performance. Accordingly, we cannot assure you that we will reach profitability in the future or at any specific time in the future or that, if and when we do become profitable, we will sustain profitability. If we are ultimately unable to meet our financial targets to create sufficient revenue to become profitable and have sustainable positive cash flows, investors could lose all or part of their investment.

We derive a significant percentage of our total revenue from the automotive and healthcare industries, two industries undergoing significant change, and our business could be harmed by our inability to predict the direction of the change and/or by any downturn in these industries.
Over 81% of our revenue is generated from the automotive and healthcare industries. These two industries are undergoing a significant transformation with digitalization. While we believe our offering in the automotive sector is unique and compelling, we may not be able to capitalize on the opportunity for a variety of reasons, including the uncertain economic conditions for the automotive sector. Any new negative developments in this industry could reduce the demand for our solutions and increase the collection risk of accounts receivable from these customers.

Over the past five years, digitalization has been forcing significant change within the healthcare industry. The imperatives of the Affordable Care Act will continue to force significant change in the tools used to deliver healthcare related information technology in the future. While we believe our platform provides a stable and scalable platform for the integration of the tools that will be used to deliver the required digitalization in the healthcare industry, we have made investments in building an offering to the healthcare industry which may not prove to be successful in the long run. If we fail to select the tools necessary to meet industry requirements in the future, the demand for our solutions could be reduced. Further, our customers in the healthcare industry may be subject to adverse changes in government regulation, the availability of government funding and reimbursement policies and practices. Any adverse change could reduce the demand for our solutions.

A substantial downturn in either of these industries may cause our customers to reduce their spending on information technology. Customers in these industries may delay or cancel information technology projects, seek to lower their costs by renegotiating vendor contracts, or decrease their usage of our solutions. In addition, the increased pace of consolidation in these industries may result in reduced overall spending on our solutions. Any of these factors could have a material adverse effect on our results of operations.

We derive a significant percentage of our total revenue from our largest customer, General Motors Company, as well as our ten largest customers.
Our revenue from General Motors during fiscal 2014 was $24.9 million or 26% of our total revenue. Our revenue from General Motors decreased in fiscal 2014 as a percentage of our total revenue from 33% in fiscal 2013. We expect revenues generated by sales to General Motors to continue to decrease as a percentage of total revenues as we continue to expand our customer base and implement our growth strategies. Moreover, General Motors has the ability to terminate the contracts we have with it prior to their expiration on six months’ notice. It was reported in July 2012 that General Motors intends to significantly reduce its use of outsourced information technology services over the next three to five years, and General Motors has been building its information technology capabilities to reduce its reliance on outsourced IT services. As a result, we cannot predict how our business with General Motors will be affected by General Motors' continuing efforts to insource its IT services. Losing all or a significant portion of our business with General Motors could have a material impact on our business, liquidity and results of operations.

Our revenue from AT&T during fiscal 2014 was $12.0 million or 12% of our total revenue. AT&T is a reseller of our platform to its customers in the healthcare industry. We have been verbally informed by AT&T that is has ceased selling our platform to new customers and new projects to existing customers.
In addition, our top ten customers, including those we sold through and invoiced to our strategic partners, may terminate their agreements upon advance written notice to us. The loss of any of these customers would decrease our revenue and adversely affect our operating results.

Our quarterly operating results have fluctuated in the past and may fluctuate in the future, which could cause declines or volatility in the price of our common stock.
Our quarterly operating results have fluctuated in the past and may fluctuate in the future as a result of a variety of factors which may be outside our control. If our quarterly or annual operating results or guidance fall below the expectations of research analysts or investors, the price of our common stock could decline substantially. The following factors, among others, could cause fluctuations in our quarterly operating results:
Our ability to attract new customers and retain existing customers;
Our ability to accurately forecast revenue and appropriately plan our expenses;
Our ability to expand into new markets, introduce new solutions and integrate them with third-party software and devices;
The actions of our competitors, including consolidation within the industry, pricing changes or the introduction of new services;
Our ability to effectively manage our growth;
Our ability to improve the margin in our services revenue through enhancing the availability of variable resources;
Our ability to successfully manage any future acquisitions of businesses, solutions or technologies;
The timing and cost of developing or acquiring technologies, solutions or businesses;
The timing of revenue recognition for our services;
The timing of revenue recognition for new subscriptions;
The timing, operating costs and capital expenditures related to the operation, maintenance and expansion of our business;
The annual increase in fourth quarter revenue relating to fees from our Physician Quality Reporting System offering;
Service outages or security breaches and any related occurrences which could impact our reputation;
The impact of worldwide economic, industry and market conditions, including disruptions in financial markets and the deterioration of the underlying economic conditions in some countries and those conditions specific to Internet usage and online businesses;

Variable usage by customers with volume-based subscription contracts;
Trade protection measures (such as tariffs and duties) and import or export licensing requirements;
Fluctuations in currency exchange rates;
Costs associated with defending intellectual property infringement and other claims; and
Changes in government regulation affecting our business.

We believe that our quarterly revenue and operating results may vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of one quarter as an indication of future performance.
We cannot accurately predict subscription renewal rates and the impact these rates may have on our future revenue and operating results.
Our customers have no obligation to renew their subscriptions for our solution after the expiration of their initial subscription period, which is typically 36 months, and some customers have elected not to renew. In addition, our customers may renew at a lower contract value or renew for shorter contract lengths. We cannot predict our renewal rates as they may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our service, customers’ ability to continue their operations and spending levels, decreases in usage by our customers, competitive offerings and deteriorating general economic conditions. If our customers do not renew their subscriptions for our solutions or reduce the value of their subscription at the time of renewal, our revenue may grow more slowly than expected or decline, and our results of operations will be adversely affected.

We may not be able to maintain pricing levels or increase sales to our existing customers or to new customers, which could negatively impact our future revenue and financial results.
A part of our growth strategy is to sell additional solutions to existing customers and to encourage these customers to extend the deployment of previously acquired solutions. If our customers are unsatisfied with, or are unsuccessful at increasing the adoption of, the existing solutions they have purchased from us, or if we are unsuccessful at marketing and selling additional solutions to them, our revenue from these customers may not increase, and may decrease. Our growth strategy also includes selling our solutions to new customers. As we are in the early stages for the adoption of our technology, we may find our current pricing models need to be modified to support the business. If we do not increase our sales to existing customers or to new customers or maintain our pricing levels, our revenue may grow more slowly than expected or decline, and our results of operations will be adversely affected.
Because we recognize revenue from subscriptions over the term of the subscription, downturns or upturns in sales may not be immediately reflected in our operating results.
We generally recognize subscription revenue from customers ratably over the terms of their subscription agreements, which are typically 36 months, although terms can range from one to 60 months or longer. As a result, most of the subscription revenue we report in each quarter is related to subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter will not be fully reflected in our subscription revenue results for that quarter and will negatively affect our subscription revenue growth rate or subscription revenue in future quarters. As our annual subscription revenue ("ASR") bookings in fiscal 2014 was lower than expected, we anticipate that the growth in our subscription revenue in 2015 will be slower, at least during the first half of 2015. Our subscription model also makes it difficult for us to rapidly increase our subscription revenue through additional sales in any period, as subscription revenue from new customers is typically subject to multi-month implementation and must be recognized over the applicable subscription term. In addition, despite our efforts to increase our ability to have variable costs for the implementation of our platform, we may be unable to adjust our cost structure to reflect unanticipated changes in revenue.
 We have had a material weakness in the past. If we fail to establish and maintain effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could adversely affect investor views of us and the value of our common stock.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. A material weakness is a deficiency, or a combination of deficiencies, that creates a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the audits of our financial statements for the years ended March 31, 2012, 2011, and 2010, we concluded there was a material weakness in the design and operating effectiveness of our internal control over financial reporting.
We implemented changes in our internal control over financial reporting which we believe allowed us to upgrade the material weakness to a significant deficiency as of March 31, 2013. A significant deficiency is a deficiency, or a combination of deficiencies, that creates a reasonable possibility that a misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
During fiscal 2014, many steps were performed to address the significant deficiency, including the development and implementation of governance and financial policies, improved processes, documented procedures (including a formal, documented financial risk assessment) and hiring additional personnel. Based on the work performed, we believe that the significant deficiency has been remediated as of March 31, 2014.
At this time, we cannot assure you that the measures we have taken will be effective in mitigating or preventing significant deficiencies or material weaknesses in our internal control over financial reporting in the future. If we fail to effectively remediate deficiencies in our control environment or are unable to implement and maintain effective internal control over financial reporting to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results, or to report them within the timeframes required by law or exchange regulations.
We have not performed an evaluation of our internal control over financial reporting, such as required by Section 404 of the Sarbanes-Oxley Act, nor have we engaged our independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Had we performed such an evaluation or had our independent registered public accounting firm performed an audit of our internal control over financial reporting, control deficiencies, including material weaknesses and significant deficiencies, in addition to the control deficiency discussed above, may have been identified. The SEC rules implementing Section 404 of the Sarbanes-Oxley Act do not require our management to provide an annual management report on the effectiveness of our internal control over financial reporting until the second annual report after we become a public company. Moreover, we are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, and as such we may elect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act until we cease to be an “emerging growth company.” As discussed above, we have in the past identified a material weakness in our internal control over financial reporting, and, although we believe we have remediated the material weakness, we cannot assure you that there will not be other material weaknesses or significant deficiencies in our internal controls in the future. Any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

Economic uncertainties or slowdowns may reduce demand for our solutions, which may have a material adverse effect on our revenue and operating results.
Our revenue and profitability depend on the overall demand for our cloud-based services. We believe that cloud-based services are at the beginning of their adoption cycle. Therefore, we cannot predict how quickly cloud-based services will be adopted by customers. Moreover, we are unable to predict the likely duration and severity of the current adverse economic conditions in the U.S. and other countries, particularly in Europe, but the longer the duration, the greater risks we face in operating our business. Economic uncertainties over the last few years have caused companies to reassess their spending for technology projects. We cannot assure you that current economic conditions, worsening economic conditions or prolonged poor economic conditions will not have a significant adverse impact on the demand for our solutions, and consequently, on our results of operations.

Our sales cycle can be long and unpredictable, particularly with respect to large enterprises. As a result, our sales are difficult to predict and may vary from quarter to quarter, which may cause our operating results to fluctuate significantly.
The timing of our sales is difficult to predict. Due to the nature, scope and complexity of the solutions that we provide, our sales efforts involve educating our customers about the use, technical capabilities and benefits of our platform. It may be challenging to find the correct sales approach to foster significant adoption of our platform. Our platform provides solutions to business problems in a distributed environment of customers and partners. The buyers of these solutions may differ in different organizations, with IT professionals being the buyer in some cases and a consultant to the business being the buyer in others. As a result, customers, especially large enterprises, often undertake a prolonged evaluation process, which frequently involves not only our solutions, but also those of our competitors. New sales opportunities may require us to devote significant sales support to individual customers and, thus, to incur substantial costs. In addition, decisions to purchase our solutions are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our results could fall short of public expectations and our business, operating results and financial condition could be materially adversely affected.

Our solutions are complex and may include multiple dependencies that may cause our customers difficulty in implementing our solutions successfully or prolong the implementation process, which could negatively impact our future revenue and financial results.
Due to the scope and complexity of the solutions that we provide, our implementation cycle can be lengthy and unpredictable. Implementation of our solutions for new customers requires customization and integration with the customer and its partners’ existing computer systems, software programs and databases. This process can be complex, time-consuming and expensive for our customers and can result in delays in implementation and deployment of our solutions. As a result, some of our customers have had, and may in the future have, difficulty implementing our solutions successfully or otherwise achieving the expected benefits of our solutions. Additionally, while a customer may decide to purchase our solutions and services, the customer or its partners may require us to delay the implementation of our solutions due to their scheduling, resource or budgetary constraints.
Delayed or ineffective implementation of our solutions may limit our future sales opportunities, reduce revenue and net income, cause customer dissatisfaction, harm our reputation or cause non-payment issues due to any of the following events:
The withholding of cash payments or cancellation of contracts if we fail to meet our implementation commitments, the customers have financial difficulties or change strategy, or the functionality delivered is not acceptable to the customers or their partners. We are particularly susceptible to this with respect to arrangements where payments are scheduled to occur later in the engagement;

The cancellation or scaling back of one or more of our larger implementation projects which could have a material adverse impact on our reputation and future revenue; or
An inability to recognize subscription and support revenue due to delays in the launch date of the customer’s access to our production environment.

Competition from current competitors and new market entrants, as well as from internally developed technologies, could adversely affect our ability to sell our solutions and related services.
We sell our platform in an extremely competitive environment characterized by rapid technological change, shifting customer needs and frequent introductions of new products and services. We believe that the key competitive factors in our market include: security, scalability, speed of implementation, ability to enable users to maintain regulatory compliance, features and functionality, ability to meet customer service level requirements and price. If we are less successful at addressing one or more of these factors than our competitors, we may lose market share which could have a material adverse effect on our business, financial condition and operating results.
We compete with a wide range of established companies in a variety of different markets. In certain markets we compete with system integrators, such as IBM, Hewlett-Packard and Dell, cloud-based platform vendors, such as Salesforce.com and Microsoft Azure, and business-to-business integration and data exchange vendors, such as GXS and Sterling Commerce, a division of IBM, all of whom have substantially greater name recognition and resources than we do. Our competition often subscribe to or license other cloud-based platforms and third-party solutions to solve their customers’ specific business problems. Certain cloud-based platform vendors also offer development resources and consulting services that allow them to customize their platform to the customer’s requirements. We face other specialized competitors in our current vertical markets and may face new competitors as we expand into new vertical markets. These competitors may be more efficient and successful in penetrating the market for cloud-based services then we are. We also encounter competition from technologies developed by the in-house information technology departments of our customers and potential customers. If we fail to compete successfully, our operating results and financial condition will be materially adversely affected.
If we fail to penetrate new vertical markets, our business will suffer.
To date, we have concentrated our development efforts primarily in the automotive, healthcare and energy markets. While we anticipate that the substantial majority of our revenue will continue to be derived from these markets for the foreseeable future, we intend to penetrate additional vertical markets. Our success in our existing vertical markets depends on our deep understanding of these industries. In order to penetrate new vertical markets, we will need to develop a similar understanding of those new industries and the associated business challenges faced by participants in them. Developing this level of understanding may require substantial investments of time and resources and we may not be successful. If we fail to penetrate these new vertical markets, our revenue may grow at a slower rate than we anticipate and our financial condition could suffer.
If we do not effectively expand and train our sales force, we may be unable to add new customers or increase sales to our existing customers and our business will be harmed.
While we are actively developing strategic partners to serve as a major aspect of our sales effort, we continue to be substantially dependent on our sales force to obtain new customers and to sell additional solutions to our existing customers. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and, in most cases, take significant time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we expect, and, if they do not, we will need to hire new sales personnel, who will require the same training and time to become effective. Moreover, we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. These individuals may also have difficulty implementing our go-to-market strategy on repeatable, platform-based sales. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in acquiring new customers or increasing sales to our existing customer base, our revenue may grow at a slower rate than we anticipate and our financial condition could suffer.
If we fail to manage our sales and distribution channels effectively or if our partners choose not to market and sell our solutions to their customers, our operating results could be adversely affected.
We derived approximately 6%, 3% and 1% of our revenue for the years ended March 31, 2014, 2013 and 2012, respectively, from sales of our solutions through our strategic partners, and we anticipate that strategic partners will be responsible for an increasing portion of our sales in the future, in particular for any new vertical markets we may pursue. In order to scale our channel program to support growth in our business, it is important that we help our partners enhance their ability to independently sell and deploy our solutions. Accordingly, we have invested and continue to invest in enhancements to our platform to facilitate the sale and implementation of our platform by our partners. Moreover, we are investing significant time and resources into our strategic partners to educate them on the platform to accelerate their ability to become productive in selling our platform. Despite these investments and efforts, we may be unable to successfully expand and improve the effectiveness of our channel sales program.

We expect that agreements with strategic partners will be generally non-exclusive and that strategic partners may enter into strategic relationships with our competitors or may be competitors themselves. Further, we expect that many strategic partners will have multiple strategic relationships and may not regard us as significant for their businesses. Strategic partners may terminate their respective relationships with us with limited or no notice and with limited or no penalty, pursue other partnerships or relationships, or attempt to develop or acquire technologies or services that compete with our solutions. Strategic partners may also impair our ability to enter into other desirable strategic relationships or sell additional business.
If strategic partners do not effectively market and sell our solutions, if they choose to place greater emphasis on technologies of their own or those offered by our competitors, or if they fail to meet the needs of our customers, our ability to grow our business and sell our solutions may be adversely affected. Similarly, the loss of a substantial number of strategic partners, and our possible inability to replace them, the failure to recruit additional strategic partners, any reduction or delay in their sales of our solutions, or any conflicts between channel sales and our direct sales and marketing activities could materially and adversely affect our results of operations.
We operate in an emerging and evolving market which may lead to period to period variability in our revenue and make it difficult to evaluate our future prospects.
We believe our platform is unique in the marketplace as it flexibly provides the framework to improve business processes involving a user's extended enterprise ranging from customers, suppliers and other stakeholders. However, the markets for our platform are in an early stage of development, and it is uncertain how rapidly these markets will develop. Even if they do develop, it is not certain the subscription software and solutions provided by our platform will achieve and sustain high levels of demand and acceptance. Because our platform has a significant number of applications across many industries, our ability to grow revenue will be dependent upon our ability to determine which industries are most likely to be ready to utilize our technologies to solve their business issues. If we do not select wisely, we may incur costs and lose the opportunities to formalize our position in the marketplace.

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
We provide service level commitments to our customers, and our failure to meet the stated service levels could significantly harm our financial results and our reputation.
Our customer agreements provide that we maintain certain service level commitments to our customers relating primarily to functionality, network uptime and critical infrastructure availability. For example, our service level agreements generally require that our solutions are available up to 99.5% of the time. If we are unable to meet the stated service level commitments, we may be contractually obligated to provide customers with credits. Additionally, if we fail to meet our service level commitments a specified number of times within a given time frame or for a specified duration, our customers may terminate their agreement with us. As a result, a failure to deliver services for a relatively short duration could cause us to issue credits to a large number of affected customers or result in the loss of customers. In addition, we cannot assure you that our customers will accept these credits or termination rights in lieu of other legal remedies that may be available to them, and, therefore, we could be liable for other related damages incurred by our customers. Our failure to meet our commitments could also result in substantial customer dissatisfaction or loss. If we fail to meet our service level commitments to our customers, the resulting issuance of credits, loss of customers or other potential liabilities could significantly and adversely impact our financial results.
If our security measures are breached or unauthorized access to data is otherwise obtained, our solutions may be perceived as not being secure, customers may reduce the use of, or stop using, our solutions and we may incur significant liabilities.
Our operations enable the exchange of, and access to, sensitive information, and security breaches could result in the loss of this information, litigation, indemnity obligations and other liability. While we have security measures in place, if our security measures are breached as a result of third-party action, employee error or otherwise, our reputation could be significantly damaged, our business may suffer and we could incur substantial liability. Because techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any or all of these issues could negatively impact our ability to attract new customers and increase engagement by existing customers, cause existing customers to elect not to renew their subscriptions or subject us to third-party lawsuits, regulatory fines or other action or liability, thereby harming our operating results.
Because our platform is often used to collect and store personal information, privacy concerns could result in additional cost and liability to us or inhibit sales of our solutions.

Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. In the U.S., these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996 (HIPAA), the Health Information Technology for Economic and Clinical Health Act (HITECH), state breach notification laws and other state privacy and data security laws. Outside of the U.S., these privacy and data security requirements include rules and regulations promulgated under the European Union data protection directive. Virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply.
In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. Because the interpretation and application of privacy and data protection laws are still complex, evolving and uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our solutions. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our solutions, which could have an adverse effect on our business. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and harm our business.
Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our solutions. Privacy concerns, whether valid or not valid, may inhibit market adoption of our solutions particularly in certain industries and foreign countries.
Our solutions are hosted at multiple data centers around the world. Any disruption of service at our facilities or our third-party hosting providers could interrupt or delay our customers’ access to our solutions, which could harm our operating results.
The ability of our customers to access our solutions is critical to our business. We currently serve customers from data centers located in Chicago, Tokyo, Frankfurt and Shanghai and maintain a backup data recovery center in our Detroit headquarters. We cannot assure you that the measures we have taken to eliminate single points of failure in the primary data center located in Chicago and our data recovery center located in Detroit will be effective to prevent or minimize interruptions to our operations. Our facilities are vulnerable to interruption or damage from a number of sources, many of which are beyond our control, including, without limitation:
Extended power loss;
Telecommunications failures from multiple telecommunication providers;
Natural disaster or an act of terrorism;

Software and hardware errors, or failures in our own systems or in other systems;
Network environment disruptions such as computer viruses, hacking and similar problems in our own systems and in other systems;
Theft and vandalism of equipment; and
Actions or events caused by or related to third parties.
We attempt to mitigate these risks through various business continuity efforts, including redundant infrastructure, 24x7x365 system activity monitoring, backup and recovery procedures, use of a secure off-site storage facility for backup media, separate test systems and change management and system security measures, but our precautions may not protect against all potential problems. Our data recovery center is equipped with physical space, power, storage and networking infrastructure and Internet connectivity to support the solutions we provide in the event of the interruption of services at our primary data center. Even with this data recovery center, however, our operations would be interrupted during the transition process should our primary data center experience a failure.
Disruptions at our data centers could cause disruptions in our services and data loss or corruption. This could damage our reputation, cause us to issue credits to customers, subject us to potential liability or costs related to defending against claims or cause customers to terminate or elect not to renew their agreements, any of which could negatively impact our revenue.
Century Link Inc., formerly known as Savvis, currently hosts the majority of our solutions. We cannot guarantee that we will be able to continue to receive reasonable pricing and terms from Century Link or our other hosting providers in the future. Failure to negotiate reasonable terms could result in increased costs, which would negatively impact our financial condition. If Century Link stops providing services or we fail to negotiate terms on an acceptable basis, we could be required to move our solutions to other third-party hosting providers, which would be a distraction to our business, could increase costs and could cause a disruption in our services.

We could be sued for contract claims, and such lawsuits, if successful, may have an adverse effect on our financial results.
Our platform performs significant volume of transactions in mission-critical systems for our customers. General errors, defects, inaccuracies or other performance problems in our solutions or inaccuracies in or loss of the data we provide to our customers could result in financial or other damages to our customers, which damages could prompt them to make claims for damages against us. We cannot assure you that the limitations of liability set forth in our contracts would be enforceable or would otherwise protect us from liability for damages. We maintain liability insurance coverage, including coverage for errors and omissions, in amounts and under terms that we believe are appropriate. We cannot assure you that this coverage will continue to be available on terms acceptable to us, or at all, or in sufficient amounts to cover one or more large contract claims, or that the insurer will not deny coverage for any future claim. The successful assertion of one or more large contract claims against us that exceeds available insurance coverage, could have a material adverse effect on our business, prospects, financial condition and results of operations.
If we are unable to manage our expected growth, our performance may suffer.
Our business has grown rapidly, and if we are successful in executing our business strategy, this growth will continue as we expand our offerings and seek to penetrate new vertical markets. We will need to continue to expand our managerial, operational, financial and other systems and resources to manage our operations, continue our research and development activities and increase our sales force. It is possible that our existing management, finance and development personnel, systems and facilities may not be adequate to support this future growth. Our need to effectively manage our operations, growth and solutions requires that we continue to develop more robust business processes and improve our systems and procedures in each of these areas and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and growth goals.

Changes in laws and/or regulations related to the Internet or changes in the Internet infrastructure itself may cause our business to suffer.
The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication and business applications. Government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. Increased enforcement of existing laws and regulations, as well as any laws, regulations, or changes that may be adopted or implemented in the future, could limit the growth of the use of public cloud applications or communications generally, result in a decline in the use of the Internet and the viability of Internet-based applications such as our cloud-based solutions and reduce the demand for our platform.
Changes in federal law or regulation could adversely impact our Physician Quality Reporting System offering.
Revenue from our Physician Quality Reporting System, or PQRS, offering represented approximately 2%, 1% and 2% of our total revenue for the years ended March 31, 2014, 2013 and 2012, respectively, and 8%, 5% and 6% of our total revenue during the quarters ended March 31, 2014, 2013 and 2012, respectively. PQRS revenue is recognized as performed at the time of the annual submission to the government during our fourth quarter ending March 31. PQRS is a voluntary federal program that incentivizes certain quality care data reporting by healthcare professionals. As a federal program, a change in federal law or regulation could alter or eliminate PQRS, which, in turn, could adversely impact our revenue.
Our platform must integrate with a variety of operating systems, software applications and hardware that are developed by others. If we are unable to devote the necessary resources to ensure that our solutions interoperate with such software and hardware, we may fail to increase, or we may lose, market share and we may experience reduced demand for our offerings.
Our platform must integrate with a variety of network, hardware and software platforms, and we will need to continuously modify and enhance our platform to adapt to changes in Internet-related hardware, software, communication, browser and database technologies. Any failure of our solutions to operate effectively with future platforms and technologies could reduce the demand for our platform, result in customer dissatisfaction and harm our business. If we are unable to respond to these changes in a timely, cost-effective manner, our solutions may become less marketable and less competitive or obsolete and our operating results may be negatively impacted. In addition, an increasing number of individuals in organizations are utilizing devices other than personal computers, such as mobile phones and other handheld devices, to access the Internet and corporate resources and conduct business. The cost to make our platform broadly interoperable may be significant. If we cannot effectively make our platform available on these mobile devices, we may experience difficulty attracting and retaining customers.
We rely on third-party software that may be difficult to replace or which could cause errors or failures of our service that could lead to lost customers or harm to our reputation.
We rely on software licensed from third parties to offer our solutions. This software may not continue to be available to us on commercially reasonable terms. Any loss of the right to use any of this software could result in delays in the provisioning of our service until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in third-party software could result in errors or a failure of our solutions, which could harm our business.
The loss of certain key employees and technical personnel or our inability to hire additional qualified personnel could have a material adverse effect on our business.
Our success depends in part upon the continued service of our key senior management and technical personnel. Such personnel are employed at-will and may leave Covisint at any time. Our success also depends on our continuing ability to attract and retain highly-qualified technical, managerial and sales personnel. The market for professional services and software solutions personnel has historically been, and we expect that it will continue to be, intensely competitive. We cannot assure you that we will continue to be successful in attracting or retaining such personnel. The loss of certain key employees or our inability to attract and retain other qualified employees could have a material adverse effect on our business.
If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success, and our business may be harmed.
We believe that a critical component to our success has been our corporate culture. We have invested substantial time and resources in building our team. As we continue to grow, we may find it difficult to maintain these important aspects of our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.
In recent years, there has been significant litigation in the U.S. and elsewhere involving patents and other intellectual property rights. Companies providing Internet-related products and services are increasingly bringing and becoming subject to suits alleging infringement, misappropriation or other violations of patents, copyrights, trademarks, trade secrets or other intellectual property rights. These risks have been amplified by an increase in the number of third parties whose sole or primary business is to assert such claims. We could incur substantial costs in prosecuting or defending any intellectual property litigation. Additionally, the defense or prosecution of claims could be time-consuming and could divert our management’s attention away from the execution of our business plan.
We cannot be certain that our solutions and services do not infringe the intellectual property rights of third parties. Claims of alleged infringement or misappropriation could be asserted against us by third parties in the future. We cannot be sure that we would prevail against any such asserted claim. In addition to possible claims with respect to our solutions, some of our solutions contain technology developed by and licensed from third parties, and we may likewise be susceptible to infringement or misappropriation claims with respect to these third-party technologies.
Moreover, any settlement or adverse judgment resulting from a claim could require us to pay substantial amounts or obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. We cannot assure you that we would be able to obtain a license from the third party asserting the claim on commercially reasonable terms, that we would be able to develop alternative technology on a timely basis, or that we would be able to obtain a license to use a suitable alternative technology to permit us to continue offering, and our customers to continue using, our affected solution or service. In addition, we may be required to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us. An adverse determination could also prevent us from offering our products or services to others. Infringement claims asserted with or without merit against us may have an adverse effect on our business, financial condition and results of operations.
Our contracts with customers include contractual obligations to indemnify them against claims that our solutions infringe the intellectual property rights of third parties. The results of any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may force us to do one or more of the following:
Participate in or pay the costs of the defense of such litigation;
Cease selling or using solutions or services that incorporate the challenged technology;

Make substantial payments for costs or damages;
Obtain a license, which may not be available on reasonable terms, to sell or use the relevant technology; or
Redesign those solutions or services to avoid infringement.
If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement claims against us or any obligation to indemnify our customers for such claims, such payments or costs could have a material adverse effect upon our business and financial results. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend our technology in any subsequent litigation in which we are a named party. Moreover, such infringement claims with or without merit may harm our relationships with our existing customers and may deter future customers from subscribing to our solutions and related services on acceptable terms, if at all.
We may not be able to adequately protect our intellectual property rights and efforts to protect them may be costly and may substantially harm our business.
Our ability to compete effectively is dependent in part upon our ability to protect our intellectual property rights. While we hold an issued patent and a pending patent application covering certain elements of our technology, this patent and patent application, and, more generally, existing patent laws, may not provide adequate protection for portions of the technology that are important to our business. In addition, our pending patent application may not result in an issued patent. We have largely relied on copyright, trade secret and trademark laws, as well as generally relying on confidentiality procedures and agreements with our employees, consultants, customers and vendors, to control access to, and distribution of, technology, software, documentation and other confidential information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain, use or distribute our technology without authorization. If this were to occur, we could lose revenue as a result of competition from products infringing or misappropriating our technology and intellectual property and we may be required to initiate litigation to protect our proprietary rights and market position.
U.S. patent, copyright, trademark and trade secret laws offer us only limited protection and the laws of some foreign countries do not protect proprietary rights to the same extent. Accordingly, defense of our trademarks and proprietary technology may become an increasingly important issue as we continue to expand our operations and solution development into countries that provide a lower level of intellectual property protection than the U.S. Policing unauthorized use of our trademarks and technology is difficult and the steps we take may not prevent misappropriation of the trademarks or technology on which we rely. If competitors are able to use our trademarks or technology without recourse, our ability to compete would be harmed and our business would be materially and adversely affected.
We may elect to initiate litigation in the future to enforce or protect our proprietary rights or to determine the validity and scope of the rights of others. That litigation may not be ultimately successful and could result in substantial costs to us, the reduction or loss in intellectual property protection for our technology, the diversion of our management’s attention and harm to our reputation, any of which could materially and adversely affect our business and results of operations.
Confidentiality arrangements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.
We have devoted substantial resources to the development of our technology, business operations and business plans. In order to protect our trade secrets and proprietary information, we rely in significant part on confidentiality arrangements with our employees, licensees, independent contractors, advisers and customers. These arrangements, some of which were acquired through acquisitions, may not be effective to prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we would not be able to assert trade secret rights against such parties. Laws regarding trade secret rights in certain markets in which we operate may afford little or no protection to our trade secrets. The loss of trade secret protection could make it easier for third parties to compete with our solutions by copying functionality. In addition, any changes in, or unexpected interpretations of, the trade secret and other intellectual property laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
We may be subject to damages resulting from claims that our employees or contractors, or we, have wrongfully used or disclosed alleged trade secrets of their former employers or other parties.
We could in the future be subject to claims that our employees or contractors, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or other parties. Litigation may be necessary to defend against these claims. If we fail in defending against such claims, a court could order us to pay substantial damages and prohibit us from using technologies or features that are essential to our solutions, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of these parties. In addition, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to develop, market and support potential solutions or enhancements, which could severely harm our business. Even if we are successful in defending against these claims, such litigation could result in substantial costs and be a distraction to management.

Our use of “open source” software could negatively affect our ability to sell our services and solutions or protect our intellectual property and subject us to possible litigation.
A portion of the technology licensed from others by us and that we use to make our solutions available currently incorporates “open source” software, and we may incorporate open source software into our solutions in the future. Such open source software is generally licensed by its authors or other third parties under various open source licenses. Terms of many source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to offer our solutions. In that event, we could be required to seek licenses from third parties in order to continue offering our services, to re-engineer our products or to discontinue sales of our affected solutions, any of which could materially adversely affect our business. In addition, if we fail to comply with these licenses, we may be subject to certain conditions, including requirements that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software or source code of our proprietary software and that we license such modifications, alterations or source code under the terms of the particular open source license. If a third party were to allege that we had not complied with the conditions of one or more of these licenses, we could be:
Required to defend against such allegations;
Subject to significant damages;
Enjoined from the sale of our solutions that contained the open source software;
Required to comply with the conditions described above; or
Required to discontinue our use of such open source software or the sale of our affected solutions in the event we could not maintain compliance with such licenses.
Any of the foregoing events could disrupt the distribution and sale of some of our solutions while forcing us to incur significant legal expenses.

Additionally, the use of open source software can lead to greater risks than the use of third-party commercial software, as open source software does not come with warranties or other contractual protections regarding infringement claims or the quality of the code. From time to time, parties have asserted claims against companies that use open source software in their products and services, asserting that open source software infringes their intellectual property rights. We could be subject to suits by parties claiming infringement of intellectual property rights with respect to what we believe to be open source software. In such event, we could be required to seek licenses from third parties in order to continue using such software or offering certain of our solutions and services or to discontinue the use of such software or the sale of our affected solutions and services in the event we could not obtain such licenses, any of which could adversely affect our business, operating results and financial condition.
Our success depends in part on our ability to develop or acquire solution enhancements and new solutions, and we may not be able to timely develop or acquire new and enhanced solutions to satisfy changes in demand.
Our success depends in part on our ability to develop and market solution enhancements and new solutions that keep pace with continuing changes in technology and customer preferences. We may not be able to develop and market new or enhanced solutions in a timely or cost-effective manner or to develop and introduce solutions that satisfy customer requirements. Our solutions also may not achieve market acceptance or correctly anticipate technological changes. While we are continually searching for acquisition opportunities, we cannot assure you that we will continue to be successful in identifying, acquiring and developing solutions and technology. If any potential acquisition opportunities are identified, we cannot assure you that we will consummate and successfully integrate any such acquisitions and we cannot assure you as to the timing or effect on our business of any such acquisitions. Our failure to develop technological improvements or to adapt our solutions to technological change may, over time, have a material adverse effect on our business.
We may expand our business by acquiring or investing in other products, services, technologies or businesses, which may divert our management’s attention, result in dilution to our shareholders and consume resources that are necessary to sustain our business.
We may in the future acquire complementary products, services, technologies or businesses. We also may enter into relationships with other businesses to expand our portfolio of solutions or our ability to provide our solutions in foreign jurisdictions. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to complete these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.
An acquisition, investment or new business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of acquired companies, particularly if the key personnel of the acquired company choose not to work for us, the acquired company’s technology is not easily adapted to be compatible with ours, or we have difficulty retaining the customers of any acquired business due to changes in management or other concerns. Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for the development of our business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities, including litigation against the companies we may acquire. For one or more of those transactions, we may:
Issue additional equity securities that would dilute our shareholders;
Use cash that we may need in the future to operate our business;
Incur debt on terms unfavorable to us or that we are unable to repay or that may place burdensome restrictions on our operations;

Incur significant charges or substantial liabilities; or
Become subject to adverse tax consequences, or substantial depreciation, deferred compensation or other acquisition-related accounting charges.
Any of these risks could harm our business and operating results.
We may be exposed to liabilities if it is determined that we have not complied with Section 409A of the Code.
We have attempted to structure the compensation arrangements with our employees so that they either comply with, or are exempt from, Section 409A of the Code, which sets forth the rules governing deferred compensation arrangements, including by amending certain option award agreements. If it is determined that these arrangements are neither compliant with, nor exempt from, Section 409A of the Code, we may be subject to liabilities and costs, including penalties for failing to report deferred compensation arrangements under Section 409A of the Code and to withhold taxes payable by our employees, and we may be required to pay the amount of taxes we should have withheld and related interest. We have also committed to reimburse those of our employees who have made certain amendments to their compensation arrangements for certain personal negative tax implications if the amended compensation arrangements are determined to be neither compliant with, nor exempt from, Section 409A of the Code. Any amounts so payable by us could adversely impact our financial condition.
Unanticipated changes in our effective tax rate or exposure to additional income tax liabilities could have a material impact on our financial results and could increase the volatility of those results.
Due to the global nature of our business, we are subject to income taxes in both the United States and several foreign jurisdictions. In the event we generate net income in certain jurisdictions but incur net losses in other jurisdictions, we generally cannot offset the income from one jurisdiction with the loss from another, which could increase our effective tax rate. Furthermore, significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business there are many transactions and calculations for which the ultimate tax determination is uncertain. Although we believe our tax positions are reasonable, we are subject to routine corporate income tax audits in the jurisdictions in which we operate. Our provision for income taxes includes amounts intended to satisfy income tax assessments that are likely to result from the examination of our tax returns that have been filed in these jurisdictions. The amounts ultimately paid upon resolution of such examinations could be materially different from the amounts included in the provision for income taxes and could have a material impact on our financial position, results of operations or cash flows in the period or periods for which that determination is made.
We recognize reserves for uncertain tax positions through tax expense for estimated exposures related to our current and historical tax positions. We evaluate the need for reserves for uncertain tax positions on a quarterly basis and any change in the amount is recorded in our results of operations, as appropriate. It could take several years to resolve certain of these reserves for uncertain tax positions.
Additionally, one of the components that we evaluate in establishing the provision for income taxes is the realization of our deferred tax assets. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Changes in estimates of projected future operating results or in assumptions regarding our ability to generate future taxable income could result in increases to our total valuation allowance and tax expense that would reduce net income.
We earn a portion of our income, and accumulate a portion of cash flow, in foreign jurisdictions. Any repatriation of funds currently held in foreign jurisdictions may result in a higher effective tax rate and larger incremental cash tax payments. In addition, there have been proposals to amend U.S. tax laws that would significantly impact the manner in which U.S. companies are taxed on foreign earnings. Although we cannot predict whether or in what form any legislation will pass, if enacted, such legislation could have an adverse impact on our U.S. tax expense and cash flows.

We are exposed to exchange rate risks on foreign currencies and to other international risks that may adversely affect our business and results of operations.
Approximately 14%, 15% and 14% of our total revenue for the years ended March 31, 2014, 2013 and 2012, respectively, was derived from foreign operations, and we expect that foreign operations will continue to generate a significant percentage of our total revenue. We currently have foreign sales denominated in the local currency of approximately fifteen foreign countries, and our solutions and services may be priced in the currency of the country in which they are sold. Changes in the exchange rates of foreign currencies or exchange controls may adversely affect our results of operations. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.
The international business environment is also subject to other risks, including the need to comply with foreign and U.S. laws and the greater difficulty of managing business operations overseas. In addition, our foreign operations are affected by general economic conditions in the international markets in which we do business. A worsening of economic conditions in these markets could cause customers to delay or forego decisions to acquire or renew subscriptions or to reduce their requirements for services.
We face many risks associated with our plans to expand our international presence, which could harm our business, financial condition and operating results.
We currently operate internationally and intend to expand into additional international markets. In some international markets, customer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional subscription model to provide our platform to customers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing and maintaining our offerings in those markets. In addition, the current instability in the euro zone could have many adverse consequences on our international operations, including sovereign default, liquidity and capital pressures on euro zone financial institutions, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more euro zone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

In addition, conducting our operations in a new international market may subject us to new risks. These risks include:
Localization of our solutions, including the addition of the local language and adaptation to new local practices;
Strong local competitors;
The cost and burden of complying with, lack of familiarity with, and unexpected changes in, local legal and regulatory requirements;
Fluctuations in local currency exchange rates or restrictions on local currency;
Potentially adverse tax consequences, including the complexities of transfer pricing, value-added or other tax systems, double taxation and restrictions and/or taxes on the repatriation of earnings;
Hiring and training a local sales force;
Development of a local marketing strategy;
Dependence on third parties, including commercial partners with whom we do not have extensive experience;
Increased financial accounting and reporting burdens and complexities;
Political, social and economic instability, terrorist attacks and security concerns in general; and
Reduced or varied protection for intellectual property rights in some countries.
Operating in new international markets also requires significant management attention and financial resources. The investment and additional resources required to establish operations and manage growth in other countries may not produce desired levels of revenue or profitability.
Our solutions contain encryption technologies, certain types of which are subject to U.S. and foreign export control regulations and, in some foreign countries, restrictions on importation and/or use. Any failure on our part to comply with encryption or other applicable export control requirements could result in financial penalties or other sanctions under the U.S. export regulations, including restrictions on future export activities, which could harm our business and operating results. Regulatory restrictions could impair our access to technologies needed to improve our solutions and may also limit or reduce the demand for our solutions outside of the U.S.

Our operating results may be harmed if we are required to collect sales, services or other related taxes for our solutions in jurisdictions where we have not historically done so.
We do not believe that we are required to collect sales, use, services or other similar taxes from our customers in certain jurisdictions. However, one or more countries or states may seek to impose sales, use, services, or other tax collection obligations on us, including for past sales. A successful assertion by one or more jurisdictions that we should collect sales or other taxes on the sale of our solutions could result in substantial tax liabilities for past sales and decrease our ability to compete for future sales. Each country and each state has different rules and regulations governing such taxes and these rules and regulations are subject to varying interpretations that may change over time. We review these rules and regulations periodically and, when we believe such taxes apply in a particular jurisdiction, we comply with their rules and regulations. We cannot assure you that we will not be subject to such taxes or related interest and penalties for past sales in jurisdictions where we presently believe such taxes are not due. We reserve estimated amounts with respect to such taxes on our financial statements but we cannot be certain that we have made sufficient reserves to cover such tax liabilities or such taxes.
Providers of goods or services are typically held responsible by taxing authorities for the collection and payment of any applicable sales and similar taxes. If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our solutions, we may be liable for past taxes in addition to being required to collect sales or similar taxes in respect of our solutions going forward. Liability for past taxes may also include very substantial interest and penalty charges. Our customer contracts generally provide that our customers must pay all applicable sales and similar taxes. Nevertheless, customers may be reluctant to pay back taxes and may refuse responsibility for interest or penalties associated with those taxes or we may determine that it would not be feasible to seek reimbursement. If we are required to collect and pay back taxes and the associated interest and penalties and if our customers do not reimburse us for all or a portion of these amounts, we will have incurred unplanned expenses that may be substantial. Moreover, imposition of such taxes on our solutions going forward may effectively increase the cost of such solutions to our customers.
Many states are also pursuing legislative expansion of the scope of goods and services that are subject to sales and similar taxes as well as the circumstances in which a vendor of goods and services must collect such taxes. Furthermore, legislative proposals have been introduced in the U.S. Congress that would provide states with additional authority to impose such taxes. The tax laws of foreign jurisdictions may also change. Accordingly, it is possible that either federal or state legislative changes or foreign tax law changes may require us to collect additional sales and similar taxes from our customers in the future.
Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and harm our operating results.
A change in accounting standards or practices could harm our operating results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices by tax or other regulatory authorities may harm our operating results or the way we conduct our business.
If Compuware’s distribution of our common stock in the Tax-Free Distribution does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, Compuware and its shareholders could be subject to significant tax liability and, in certain circumstances, we could be required to indemnify Compuware for material taxes pursuant to indemnification obligations under the tax sharing agreement.
Although Compuware has no obligation to complete the Tax-Free Distribution, on January 25, 2013, Compuware announced that it plans to distribute its shares of our common stock within one year following the offering of our common stock to the public, which was completed in October 2013. Compuware has recently reaffirmed its intention to complete the Tax-Free Distribution within one year of the offering. In August 2013, Compuware submitted to the IRS a request for a private letter ruling, substantially to the effect that, among other things, the Tax-Free Distribution will qualify as a tax-free transaction for U.S. federal income tax purposes under Section 355 of the Code. Compuware received this private letter ruling with respect to the qualification as a tax-free transaction in March 2014.
Beneficial ownership of at least 80% of the total voting power and 80% of each class of nonvoting capital stock is required in order for Compuware to effect the Tax-Free Distribution. In order to maintain the 80% or greater ownership of us necessary for a Tax-Free Distribution in light of the exercisable options under the LTIP, on May 8, 2014, we amended each of our outstanding option agreements to purchase our common stock exercisable through the end of December 2014 to provide the option holder with a tandem stock appreciation right (“SAR”). In lieu of the exercise of the option, the option holder can exercise the SAR, which will allow the option holder to realize the value of his or her exercisable options (the fair market value of our common stock less the option strike price) without placing additional shares into the market through the exercise of the option. The issuance of additional shares of our stock would dilute Compuware’s percentage ownership, subject to any offset due to additional acquisitions of our stock by Compuware pursuant to our master separation agreement with Compuware. The exercise price of the SAR will be the same as the exercise price of the outstanding option. In connection with the exercise of any SARs, Compuware will acquire additional shares of our common stock at fair market value under a Purchase Agreement entered into on May 7, 2014, in order to provide us with the funds necessary to pay for the option holder’s exercise of the SAR rights.
In May 2014, Compuware submitted to the IRS a request for a supplemental private letter ruling confirming the tax-free status of the Tax-Free Distribution, taking into account (i) the award and potential exercise of SARs and Compuware’s expected acquisition of additional shares of our common stock under the Purchase Agreement with Compuware, our master separation agreement with Compuware, or open-market purchases, and (ii) Compuware’s possible retention of a minor portion of our common stock for sale following the Tax-Free Distribution. Compuware expects to receive that supplemental private letter ruling before the Tax-Free Distribution.
The private letter rulings and the tax opinion that Compuware expects to receive from its counsel will rely on certain representations, assumptions and undertakings, including those relating to the past and future conduct of our business, and neither the private letter rulings nor the opinion would be valid if such representations, assumptions and undertakings were incorrect. Moreover, the private letter rulings will not address all the issues that are relevant to determining whether the distribution will qualify as a tax-free transaction. Notwithstanding the private letter rulings and opinion, the IRS could determine the distribution should be treated as a taxable transaction for U.S. federal income tax purposes if, among other reasons, it determines any of the representations, assumptions or undertakings that were included in the requests for the private letter rulings or the private letter rulings themselves are false or have been violated or if it disagrees with the conclusions in the opinion that are not covered by the private letter rulings. If the Tax-Free Distribution fails to qualify as a tax-free transaction, in general, Compuware would be subject to tax as if it had sold our common stock in a taxable sale for its fair market value, and Compuware shareholders who receive shares of our common stock in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.

Even if the Tax-Free Distribution would otherwise qualify as a tax-free transaction for U.S. federal income tax purposes, such distribution may be taxable to Compuware if Section 355(d) of the Code or Section 355(e) of the Code applies to the distribution. Section 355(d) of the Code may apply to the distribution if any person purchases 50% or more of Compuware’s stock, by vote or value, during the five-year period ending on the date of any distribution of our shares by Compuware to its shareholders. Section 355(e) of the Code will apply to the distribution if 50% or more of our stock or of Compuware’s stock, by vote or value, is acquired by one or more persons, other than the holders of Compuware stock who received our stock in the distribution, acting pursuant to a plan or a series of related transactions that includes the distribution. Any shares of our stock or of the stock of Compuware acquired directly or indirectly within two years before or after the Tax-Free Distribution generally are presumed to be part of such a plan unless that presumption can be rebutted.
Once Compuware accomplishes the Tax-Free Distribution, we have agreed in our tax sharing agreement with Compuware not to take certain actions, such as stock issuances, redemptions, certain stock repurchases, amending our articles of incorporation or other organizational documents to affect the voting rights of our stock, mergers or consolidations, liquidations or partial liquidations, asset sales or contributions, or other actions or transactions that could jeopardize the tax-free status of the Tax-Free Distribution within the two years following the Tax-Free Distribution without first obtaining the opinion of tax counsel or a private letter ruling to the effect that such actions will not result in the Tax-Free Distribution failing to qualify as a tax-free transaction. In addition, we generally would be responsible for, among other things, certain taxes imposed under the consolidated return regulations and any taxes (including taxes that could be imposed on Compuware under Section 355(e) of the Code) resulting from the failure of the Tax-Free Distribution to qualify as a tax-free transaction to the extent such taxes are attributable to, or result from, certain actions or failures to act by us or certain transactions involving us following the Tax-Free Distribution. We also generally would be responsible for 50% of such taxes to the extent such taxes are not attributable to, or do not result from, certain actions or failures to act by either us or Compuware. We would, however, have no responsibility for taxes attributable to the failure of the Tax-Free Distribution to qualify as a tax-free transaction due to a sale or change in ownership of Compuware.
Many of our competitors are not subject to similar restrictions and may issue their stock to complete acquisitions, expand their product offerings and speed the development of new technology. Therefore, these competitors may have a competitive advantage over us. Substantial uncertainty exists on the scope of Section 355(e) of the Code, and we may have undertaken, may contemplate undertaking or may otherwise undertake in the future transactions that may cause Section 355(e) of the Code to apply to the distribution notwithstanding our desire or intent to avoid application of Section 355(e) of the Code. Accordingly, we cannot provide you any assurance that we will not have tax-related obligations related to the application of Section 355(e) of the Code to the Tax-Free Distribution.
Acts of terrorism, acts of war and other unforeseen events may cause damage or disruption to us or our customers, which could materially and adversely affect our business, financial condition and operating results.
Natural disasters, acts of war, terrorist attacks and the escalation of military activity in response to such attacks or otherwise may have negative and significant effects, such as imposition of increased security measures, changes in applicable laws, market disruptions and job losses. Such events may have an adverse effect on the economy in general. Moreover, the potential for future terrorist attacks and the national and international responses to such threats could affect the business in ways that cannot be predicted. The effect of any of these events or threats could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Relationship with Compuware
As long as Compuware controls us, your ability to influence matters requiring shareholder approval will be limited.
Compuware owns 30,003,000 shares of our common stock, representing approximately 80.03% of the total outstanding shares of our common stock. For so long as Compuware or its successor-in-interest beneficially owns shares of our common stock representing at least a majority of the votes entitled to be cast by the holders of our outstanding common stock, Compuware or such successor will be able to elect all of the members of our board of directors. Currently, two members of our board of directors, Robert C. Paul and William O. Grabe, are members of the Compuware board of directors, and Mr. Paul is the President and Chief Executive Officer of Compuware.
Our historical financial information as a business segment of Compuware may not be representative of our results as an independent public company.
Our historical financial information may not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during the historical periods presented. The historical costs and expenses reflected in our financial statements include a charge for certain corporate functions historically provided by Compuware, including tax, accounting, treasury, legal and human resources services. The historical financial information is not necessarily indicative of what our results of operations, financial position, cash flows or costs and expenses will be in the future. We have not made pro forma adjustments to reflect many significant changes that will occur in our cost structure, funding and operations as a result of our transition to becoming a public company, including changes in our employee base, potential increased costs associated with reduced economies of scale and increased costs associated with being a publicly traded, stand-alone company.
If Compuware experiences a change in control, our current plans and strategies could be subject to change.
As long as Compuware controls us, it will have significant influence over our plans and strategies, including strategies relating to marketing and growth. In the past, Compuware has received offers and inquiries regarding the possible acquisition of the outstanding shares of Compuware stock. Although none of these offers have been accepted, it is impossible to predict whether a credible, or unsolicited, offer to acquire Compuware will be made in the future, and whether a transaction would be consummated with respect to such an offer. In the event Compuware experiences a change in control, a new Compuware owner may attempt to cause us to revise or change the plans and strategies, as well as the agreements between Compuware and us, described in this prospectus. A new owner may also have different plans with respect to the contemplated distribution of our common stock to Compuware shareholders, including not effecting such a distribution.
We are a smaller company relative to Compuware, which could result in increased costs because of a decrease in our purchasing power. We may also experience decreased revenue due to difficulty maintaining existing customer relationships and obtaining new customers.
Prior to our IPO, we were able to take advantage of Compuware’s size and purchasing power in procuring goods, technology and services, including insurance, employee benefit support and audit and other professional services. We are a smaller company than Compuware, and we cannot assure you that we will have access to financial and other resources comparable to those available to us prior to the IPO. As a stand-alone company, we may be unable to obtain office space, goods, technology and services at prices or on terms as favorable as those available to us prior to this offering, which could increase our costs and reduce our profitability. Our future success depends on our ability to maintain our current relationships with existing customers, and we may have difficulty attracting new customers.
In order to preserve the ability for Compuware to distribute its shares of our common stock on a tax-free basis, we may be prevented from pursuing opportunities to raise capital or to effectuate acquisitions which could hurt our ability to grow.
Beneficial ownership of at least 80% of the total voting power and 80% of each class of nonvoting capital stock is required in order for Compuware to effect the Tax-Free Distribution of Covisint or certain other tax-free transactions. We have agreed that, so long as the Tax-Free Distribution could, in the reasonable discretion of Compuware, be effectuated, we will not knowingly take or fail to take, or permit any Covisint affiliate to knowingly take or fail to take, any action that could reasonably be expected to preclude Compuware’s ability to effectuate the Tax-Free Distribution. As a result, we may be precluded from pursuing certain growth initiatives, including the creation of a class of non-voting stock, unless Compuware were to purchase at least 80% of such class of shares of any subsequent equity offering.

The Tax-Free Distribution may not occur.
Although Compuware has announced its intention and recently reconfirmed such intention to consummate a Tax-Free Distribution within one year following the offering, and has now received a private letter ruling from the IRS in connection with such announced Tax-Free Distribution, it may abandon or change the structure of the Tax-Free Distribution if it determines, in its sole discretion, that the Tax-Free Distribution is not in the best interest of Compuware or its shareholders. Such determination may take into account, without limitation, the potential impact on the Tax-Free Distribution of a change in control of Compuware and Compuware’s receipt of the supplemental private letter ruling.

Although we have entered into a tax sharing agreement with Compuware under which our tax liabilities effectively will be determined as if we were not part of any consolidated, combined or unitary tax group of Compuware and/or its subsidiaries, we nonetheless could be held liable for the tax liabilities of other members of these groups.
Until December 31, 2012, the Covisint business operated as a division of Compuware and, as a division, our operations were included in the tax returns filed by Compuware’s consolidated group, or Consolidated Group, for U.S. federal income tax purposes, as well as in certain consolidated, combined or unitary groups that include Compuware and/or certain of its subsidiaries, or Combined Group, for taxes other than U.S. federal income taxes. Effective January 1, 2013, Compuware made a contribution to us of substantially all of the assets and liabilities relating to our business and, as a member of the Consolidated Group, our operations have been included in the Consolidated Group since that date for tax periods or portions thereof commencing after such contribution in which Compuware owned at least 80% of the total voting power and value of our outstanding stock. Effective that date, we also entered into a tax sharing agreement with Compuware. Pursuant to the tax sharing agreement, we and Compuware generally will make payments to each other such that, with respect to tax returns for any taxable period in which we or any of our subsidiaries are included in the Consolidated Group or any Combined Group, the amount of taxes to be paid by us will be determined, subject to certain adjustments, as if we and each of our subsidiaries included in such Consolidated Group or Combined Group filed our own consolidated, combined, unitary or separate tax return. The tax sharing agreement also provides for the allocation between Compuware and Covisint of compensation-related deductions attributable to employee stock options and restricted stock granted to employees of the Covisint business. Compuware may be required to make payments to us in the event that Compuware realizes the tax benefits of such compensation-related deductions.
We intend to be included in the Consolidated Group until the Tax Free Distribution. In the event that we were not included in the Consolidated Group , we would no longer join in the filing of the Consolidated Group’s federal income tax returns and would file federal income tax returns separate from the Consolidated Group following the deconsolidation. Such a deconsolidation could also negatively impact Compuware’s ability to distribute its shares of our common stock to its shareholders in a tax-free transaction. Each member of a consolidated group during any part of a consolidated return year is severally liable for tax on the consolidated return of such year and for any subsequently determined deficiency thereon. Similarly, in some jurisdictions, each member of a consolidated, combined or unitary group for state, local or foreign tax purposes is jointly and severally liable for the state, local or foreign tax liability of each other member of the consolidated, combined or unitary group. Accordingly, for any period in which we are included in the Consolidated Group or any Combined Group, we could be liable in the event that any income or other tax liability was incurred, but not discharged, by any other member of any such group even if we are not then currently a member of such Consolidated Group or Combined Group.
Some of our directors and executive officers own Compuware common stock, restricted shares of Compuware common stock or options to acquire Compuware common stock and hold positions with Compuware, which could cause conflicts of interest that result in our not acting on opportunities we otherwise may have.
Some of our directors and executive officers own Compuware common stock, restricted shares of Compuware stock or options to purchase Compuware common stock. In addition, two members of our board of directors, Messrs. Paul and Grabe, are currently members of the Compuware board of directors. Mr. Paul is also the President and Chief Executive Officer of Compuware. Ownership of Compuware common stock, restricted shares of Compuware common stock and options to purchase Compuware common stock by our directors and officers after the IPO and the presence of executive officers or directors of Compuware on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and Compuware that could have different implications for Compuware than they do for us. Provisions of our articles of incorporation address corporate opportunities that are presented to our directors or officers that are also directors or officers of Compuware. We cannot assure you that the provisions in our articles of incorporation will adequately address potential conflicts of interest or that potential conflicts of interest will be resolved in our favor or that we will be able to take advantage of corporate opportunities presented to individuals who are officers or directors of both us and Compuware. As a result, we may be precluded from pursuing certain growth initiatives.
Our inability to resolve favorably any disputes that arise between us and Compuware with respect to our past and ongoing relationships may adversely affect our operating results.

Disputes may arise between Compuware and us in a number of areas relating to our ongoing relationships, including:
Labor, tax, employee benefit, indemnification and other matters arising from our separation from Compuware;
Employee retention and recruiting;
Business combinations involving us;
Our ability to engage in activities with certain channel, technology or other marketing partners;
Sales or dispositions by Compuware of all or any portion of its ownership interest in us;
The nature, quality and pricing of services Compuware has agreed to provide us; and
Business opportunities that may be attractive to both Compuware and us.
We may not be able to resolve potential conflicts, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party.
The agreements we have entered into with Compuware may be amended upon agreement between the parties. While we are controlled by Compuware, we may not have the leverage to negotiate amendments to these agreements if required on terms as favorable to us as those we would negotiate with an unaffiliated third party.
We are a “controlled company” within the meaning of the NASDAQ rules and, as a result, we may rely on exemptions from certain corporate governance requirements that provide protection to shareholders of other companies.
Compuware owns more than 50% of the total voting power of our common stock and we are a “controlled company” under the NASDAQ corporate governance standards. As a controlled company, certain exemptions under the NASDAQ standards free us from the obligation to comply with certain NASDAQ corporate governance requirements, including the requirements:
That a majority of our board of directors consists of independent directors;
That we have a compensation committee that is comprised entirely of independent directors; and
That we have a nominating committee that is comprised entirely of independent directors.

A majority of our board of directors, and our entire Compensation Committee and Nominating and Governance Committee, are composed of independent directors in compliance with the requirements of NASDAQ. However, we are not required to maintain this composition of our board and its committees and, in the event we choose to rely on available “controlled company” exemptions, you will not have the same protection afforded to shareholders of companies that are subject to all of the NASDAQ corporate governance requirements.
Third parties may seek to hold us responsible for liabilities of Compuware, which could result in a decrease in our income.
Third parties may seek to hold us responsible for Compuware’s liabilities. Under our master separation agreement with Compuware, Compuware will indemnify us for claims and losses relating to Compuware’s liabilities and not related to our business. However, if those liabilities are significant and we are ultimately held liable for them, we cannot assure you that we will be able to recover the full amount of our losses from Compuware.
Risks Related to Our Common Stock
We are an “emerging growth company” within the meaning of the Securities Act of 1933, and as such, we will take advantage of certain modified disclosure requirements.
As a public company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of The NASDAQ Stock Market and other applicable securities rules and regulations. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting.

However, we are an “emerging growth company” within the meaning of the rules under the Securities Act of 1933, as amended, or the Securities Act. For as long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an “emerging growth company” for up to five years, although we would cease to be an “emerging growth company” upon the earliest of (i) the first fiscal year following the fifth anniversary of the IPO, (ii) the first fiscal year after our annual gross revenues are $1 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, and (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-JOBS Act.”
We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock.

The share price of our common stock is likely to be volatile and could decline.
Prior to the offering, there had been no public market for our common stock. An active public market for these shares may never develop or be sustained, which could affect your ability to sell your shares and could depress the market price of your shares. The initial public offering price for the shares of our common stock was determined by negotiations between us and the representatives of the underwriters and has not been indicative of prices that have since prevailed in the trading market. The market price of our common stock, has been, and could continue to be subject to wide fluctuations in response to many risk factors described in this report, and others beyond our control, including:
Actual or anticipated fluctuations in our condition and operating results;
Changes in projected operational and financial results;
Addition or loss of significant customers;
Changes in laws or regulations applicable to our business;
Actual or anticipated changes in our growth rate relative to our competitors;
Announcements of technological innovations or new offerings by us or our competitors;
Additions or departures of key personnel;
Issuance of new or updated research or reports by securities analysts;
Fluctuations in the valuation of companies perceived by investors to be comparable to us;
The expiration of contractual lock-up agreements; and
General economic, legal, regulatory and market conditions unrelated to our performance.
In addition, if the general stock market experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations.

In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.
We do not anticipate paying any dividends on our common stock.
We do not anticipate paying any cash dividends on our common stock in the foreseeable future. If we do not pay cash dividends, you could receive a return on your investment in our common stock only if the market price of our common stock has increased when you sell your shares.
If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research reports about our business, our share price and trading volume could decline.
The trading market for our common stock will, to some extent, depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
Substantial future sales of our common stock in the public market could cause our stock price to fall.
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline and impede our ability to raise capital through the issuance of additional equity securities. Compuware currently owns 30,003,000 shares of our common stock, representing approximately 80.03% of the outstanding shares of our common stock. Compuware has no continuing contractual obligation to retain these shares, and has announced its intention to distribute such shares in the Tax-Free Distribution, within twelve months after the IPO. In addition, Compuware has the right to cause us to register the sale of its shares of our common stock under the Securities Act. Registration of these shares under the Securities Act would result in these shares, other than shares owned by our affiliates, becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of the registration statement. Moreover, as a result of certain option agreements with participants in the Company’s 2009 Long Term Incentive Plan, which must be exercised in calendar years 2014, 2015, and 2016, we anticipate that up to approximately 3.2 million shares of Covisint common stock may be acquired and potentially sold in the public market on or before December 31, 2016.
Our articles of incorporation and bylaws as well as certain provisions of Michigan law may have an anti-takeover effect.
Provisions of our articles of incorporation and bylaws and Michigan law could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to shareholders. The combination of these provisions inhibits a non-negotiated acquisition, merger or other business combination involving our company, which, in turn, could adversely affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located in our corporate headquarters building in Detroit, Michigan. At March 31, 2014, we occupied office space within facilities owned and leased by Compuware. Effective April 1, 2014, we signed a one year lease with Compuware for 62,922 square feet of space at One Campus Martius, Suite 700, Detroit, Michigan ending in March 31, 2015. Previously, we had not entered into commitments related to space occupied within Compuware facilities; however, the expenses allocated or charged to us include costs associated with such facilities. We entered into standalone operating lease agreements for our Shanghai, Frankfurt and Detroit locations in the first quarter of our fiscal year 2015.

ITEM 3. LEGAL PROCEEDINGS
We are not party to any material legal proceedings at this time. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

On September 25, 2013, our registration statement on Form S-1 (File No. 333-188603) was declared effective by the Securities and Exchange Commission for our initial public offering. Pursuant to the offering, we sold an aggregate of 7,360,000 shares of our common stock (which includes the underwriters’ full exercise of their over-allotment option of 960,000 shares) at a price to the public of $10.00 per share. The sale of all of such shares was consummated on October 1, 2013.

Our common stock is traded on The NASDAQ Global Select Market (“NASDAQ”) under the symbol COVS. As of May 23, 2014, there were 2 shareholders of record and approximately 979 beneficial holders of our common stock. We have not paid any cash dividends on our common stock. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated, all as reported by NASDAQ.

Fiscal Year Ended March 31, 2014	High	Low
Fourth quarter	$13.37	$6.70
Third quarter	14.80	11.90
Second quarter	13.74	10.00
First quarter	N/A	N/A

There were no repurchases of common stock for the year ended March 31, 2014.

Comparison of Cumulative Total Return

The following line graph compares the yearly percentage change in the cumulative total shareholder return on our common shares with the cumulative total return of each of the following indices: the NASDAQ Market Index and the NASDAQ Computer and Data Processing Index for the period from September 26, 2013 through March 31, 2014. The graph assumes the investment of $100 in our common shares and each of the two NASDAQ indices on September 26, 2013 and the reinvestment of all dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN
$200
$150
$100
$50
9/26/2013
10/31/2013
11/30/2013
12/31/2013
1/31/2014
2/28/2014
3/31/2014
Covisint Corporation
NASDAQ Market Index
NASDAQ Computer Index

The comparisons in the graph are required by applicable SEC rules. You should be careful about drawing any conclusions from the data contained in the graph, because past results do not necessarily indicate future performance. The information contained in this graph shall not be deemed to be "soliciting material" or "filed" with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.
ITEM 6. SELECTED FINANCIAL DATA AND NON-GAAP FINANCIAL MEASURES

The following combined and consolidated financial data should be read together with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this filing.

	YEAR ENDED MARCH 31,
	2014	2013	2012
REVENUE	$97,135	$90,732	$74,675
COST OF REVENUE	56,374	47,575	41,477
GROSS PROFIT	40,761	43,157	33,198
OPERATING EXPENSES:
Research and development	12,408	3,799	1,341
Sales and marketing	35,250	26,593	22,544
General and administrative	28,676	18,315	12,583
Total operating expenses	76,334	48,707	36,468
LOSS BEFORE INCOME TAX PROVISION	(35,573)	(5,550)	(3,270)
INCOME TAX PROVISION	85	98	57
NET LOSS	($35,658)	($5,648)	($3,327)
Basic and diluted loss per share	($1.06)	($0.19)	($0.11)
Consolidated Balance Sheet Data

	MARCH 31, 2014	MARCH 31, 2013

Cash	$49,536	$966
Working Capital	55,296	1,992
Total Assets	141,448	98,058
Due to/(from) parent and affiliates	(2,813)	7,556
Total Shareholders' Equity	101,610	42,894

In addition to reporting financial results in accordance with generally accepted accounting principles, or GAAP, we monitor a number of other metrics to evaluate our business, measure our performance, identify trends affecting our business, allocate capital and make strategic decisions.
Adjusted Gross Profit and Adjusted Gross Margin
Adjusted gross profit represents gross profit, adjusted for amortization of capitalized software associated with our research and development expense classified within cost of revenue as well as the stock based compensation associated with certain of our professional services and operations employees. Adjusted gross margin is adjusted gross profit as a percentage of revenue.
We have historically capitalized a significant portion of our research and development costs and believe the amortization of capitalized software will increase in absolute dollars. Our total research and development costs incurred were $18.1 million, $17.4 million and $9.4 million during the years ended March 31, 2014, 2013 and 2012, respectively. Of our total research and development costs incurred, we capitalized 31%, 78% and 86% during the years ended March 31, 2014, 2013 and 2012, respectively. We decreased capitalization of our research and development costs during the year ended March 31, 2014, as compared to the same period in 2013, due to a recent change to the agile delivery methodology for platform enhancements, which resulted in significantly shorter development cycles thereby reducing our capitalized costs. This change increased the proportion of our research and development costs expensed relative to our research and development costs incurred.
We believe that adjusted gross margin, when viewed with our results under U.S. GAAP and the accompanying reconciliations, provides additional information that is useful for evaluating our operating performance. Additionally, we believe that adjusted gross margin provides a more meaningful comparison of our operating results against those of other companies in our industry. We believe that including these costs in our results of operations results in a lack of comparability between our operating results and those of our peers in the industry, the majority of which do not have comparable amortization costs related to capitalized software. However, adjusted gross margin is not a measure of financial performance under U.S. GAAP and, accordingly, should not be considered as an alternative to gross margin as an indicator of operating performance.

In the periods presented, the amortization of capitalized software increased in absolute dollars and as a percentage of revenue. We expect this trend to continue in fiscal 2015 and to have a negative impact on our gross profit and margin as reported under U.S. GAAP. In the future, we expect to capitalize a smaller portion of our research and development costs due to a recent change to the agile delivery methodology for platform enhancements.
The table below provides reconciliations between the non-U.S. GAAP financial measures discussed above to the comparable U.S. GAAP measures of gross profit:

	YEAR ENDED MARCH 31,
	2014	2013	2012
Gross profit	$40,761	$43,157	$33,198
Gross margin	42%	48%	44%
Adjustments:
Stock compensation expense—cost of revenue	829	6	5
% of total revenue	1%	—%	—%
Amortization of capitalized software—cost of revenue	6,753	4,950	3,010
% of total revenue	7%	5%	4%
Non-GAAP gross profit	48,343	48,113	36,213
Non-GAAP gross margin	50%	53%	48%

New Annualized Subscription Revenue ("ASR")
Due to the nature of the subscription-based revenue model, a significant portion of the revenue we report in each quarter is generated from customer agreements entered into during previous periods. Therefore, since changes in business momentum are not immediately reflected in our results of operations, we look towards additional metrics such as new ASR that includes recently added or expanded customer relationships to gauge progress within our business.
We define new ASR as the annualized value of new or incremental committed subscription revenue for new or renewed contracts signed within a given period. We calculate new ASR for each new contract signed within a given period by dividing the total committed subscription revenue by the number of months under contract and multiplying that figure by the lesser of twelve or the number of months included in the agreement. We then adjust this amount for any increase or decrease in committed subscription revenue under existing contracts renewed during that period.
New ASR is presented in the table below:

	YEAR ENDED MARCH 31,
	2014	2013	2012
		(In thousands)
New ASR	$8,149	$15,011	$4,861

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in Part I. Item 1A of this report under "Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
Our platform currently supports customers in the automotive, healthcare, energy, financial services and travel industries. We believe a wide variety of organizations will benefit from using our cloud-based technologies to meet their external collaboration requirements with their customers, business partners and suppliers. We believe there is a growing available market for our technologies. We believe the use of our solutions and the development of our markets are at very early stages and that it is important that we build brand awareness, develop strategic partners and invest in our platform, vertical solutions, infrastructure and sales and marketing to maintain and extend our leadership in the cloud-based services market.
We generate the majority of our revenue through subscription fees that enable our customers to access our platform. Subscription and support revenue accounted for $66.7 million, $57.0 million and $49.2 million, or 69%, 63% and 66% of our total revenue, during the years ended March 31, 2014, 2013 and 2012, respectively. We also generate revenue from the provision of services related to implementation, solution deployment and on-boarding of new customers onto our platform. Services revenue accounted for $30.4 million, $33.8 million and $25.5 million, or 31%, 37% and 34% of our total revenue, during the years ended March 31, 2014, 2013 and 2012, respectively.
The automotive industry accounted for 47%, 56% and 57% of our total revenue in the years ended March 31, 2014, 2013 and 2012, respectively, of which approximately 26%, 33% and 35% of our total revenue for such periods was derived from General Motors. The healthcare industry accounted for 34%, 31% and 32% of our total revenue in the years ended March 31, 2014, 2013 and 2012, respectively. Our remaining revenue resides in the enterprise business unit that services the energy, financial services, travel and other non-automotive or healthcare industries. Revenue from outside of the U.S. accounted for 14%, 15% and 14% of our total revenue in the years ended March 31, 2014, 2013 and 2012, respectively. Our subscription and support revenue has grown to $66.7 million in the year ended March 31, 2014 from $57.0 million in the year ended March 31, 2013, representing an annual growth rate of 17%. However, during the last half of fiscal 2014, growth in our subscription revenue unanticipatedly decreased.
On July 25, 2013, the Board of Directors appointed Enrico Digirolamo as Chief Financial Officer.
On March 12, 2014, the Board of Directors replaced David A. McGuffie as President and Chief Executive Officer with Samuel M. Inman, III, who was named Interim President and Chief Executive Officer. On May 22, 2014, Mr. Inman was named permanent President and Chief Executive Officer. During the course of Mr. Inman’s term as President and Chief Executive Officer, the Company has undertaken a substantive review of all aspects of its business, including a review of the Company’s leadership, organizational structure, sales performance, product, and deployment of resources. As a result of this assessment, we are undertaking a series of strategic initiatives to refocus our business and reposition the company for success in fiscal year 2016 and beyond. These initiatives include:

•
Building a seasoned senior leadership team capable of meeting our objectives, including the Company’s new Senior Vice President of Worldwide Sales, Michael Keddington, and a new Senior Vice President of Product and Marketing.

•	Refocusing the Company’s go-to-market strategy on repeatable, platform-based sales.

•	Enhancing our product management and product marketing structure essential to directed investment in and refinement of our product and go-to-market strategy.

•	Accelerating the transition from a services and software company to a true cloud-based enterprise software company focused on products and core industry verticals.

•	Reducing the services performed internally for customers through the use of pre-certified service partners.

•
Consolidating our product development and customer delivery organization to be fully responsible for the evolution of our platform to better align our platform with the continued growth and success of our customers.

•
Leveraging strategic partners who can provide extensive global sales presence to access customers that we would not otherwise reach, thereby providing Covisint additional scale and bandwidth to our core subscription business.

•	Moving to align our costs to match our revenue plan through a reduction in workforce anticipated to reduce the Company’s expense structure by $19 million.

Based upon the scope and importance of these initiatives, we anticipate that fiscal 2015 will be a year of transformation necessary to deliver on the Covisint platform’s capacity to transform the way enterprises do business today, and capitalize on current technology trend toward the adoption of cloud computing.
To support our growth strategies and capitalize on current technology trends, we are actively investing in our business and do not expect to be profitable during fiscal 2015. We experienced net (losses) of $(35.7) million, $(5.6) million and $(3.3) million in the years ended March 31, 2014, 2013 and 2012, respectively. As presented in "Note 7. Benefit Plans" in the accompanying notes to the combined and consolidated financial statements, our loss in fiscal 2014 was due in part to stock compensation expense of $17.5 million in the year ended March 31, 2014, which primarily resulted from our IPO. In addition, we made, and continue to make, substantial investments to build our solutions and services, grow and maintain our business and acquire customers.
Under the JOBS Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards. Therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”
On May 23, 2013, our board of directors approved and effected a 30-for-1 stock split. All share and per share information in this report have been adjusted for all periods presented to reflect the effects of the stock split.
COMPONENTS OF OUR RESULTS OF OPERATIONS
Revenue
Our revenue is primarily comprised of fees related to subscription and support and services performed. Subscription and support revenue includes fees for our customers and their users, to access our platform and healthcare organizations. Our services revenue is generated from implementation, solution deployment and on-boarding. Implementation services typically consist of user migration, content migration, branding and configuration to support customer-specific workflows. Our services engagements typically occur in phases and can vary from a few weeks to several months depending on the scope and complexity of the solution. Our customers may choose to do much of this work in-house, through a third party or with Covisint. We currently subcontract portions of our consulting engagements to third-party implementation partners to supplement our staffing needs within this area of the business.

Services contract value varies significantly for each customer agreement. It is affected by a number of trends which make the prediction of our future services revenue difficult. These trends include, but are not necessarily limited to, a reduction in project and enhancement services performed for General Motors, improvements in our platform that make it easier for our customers to build and launch new business process innovations on the platform, and a reduction in the effort required to launch the customer. Furthermore, since the recognition of services revenue may require acceptance by the customer, the timing of the revenue recognition may shift between fiscal periods.

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
Cost of Revenue
Our cost of revenue is primarily comprised of salaries and personnel-related expenses related to our customer support, implementation, solution deployment, on-boarding and data center operations, the cost of professional services provided by third-party contractors, depreciation and amortization expenses related to capitalized research and development, acquisitions and capital expenditures, third-party hosting fees, third-party software license fees and outside services related to our call center. Where we have established third-party evidence of the stand-alone value of our services, we recognize expense with the associated revenue recognition as services are delivered. Costs associated with deferred services revenue are recognized ratably, generally over five years, beginning upon customer acceptance of the deliverable consistent with the associated revenue.
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

Research and Development
Research and development costs are primarily comprised of salaries and personnel-related expenses, services provided by third-party contractors related to software development, software license and hardware fees and depreciation and amortization related to acquisitions and capital expenditures.
We focus our research and development on new and expanded features of our platform and vertical-specific solutions. Since February 2010, when we implemented additional tracking related to the time spent on approved research and development projects, we have capitalized an increasing portion of our research and development costs. We capitalized a smaller portion of our research and development costs in fiscal 2014 as a result of the change to the agile delivery methodology for our platform enhancements, which resulted in significantly shorter development cycles thereby reducing our capitalized costs. Our capitalized research and development costs are amortized as a cost of revenue ratably over 60 months upon completion of the project. We expect research and development costs incurred to decrease in the future in both absolute dollars and as a percentage of revenue.
Sales and Marketing
Sales and marketing costs are primarily comprised of salaries and personnel-related expenses, commissions, travel expense, marketing program fees, services provided by third-party contractors related to our marketing campaigns and amortization related to customer relationship agreements acquired as a result of various acquisitions. We plan to invest further in sales and marketing to create brand awareness, expand the scope and scale of our global operations, develop our sales channel and increase revenue from existing customers. We expect sales and marketing costs to remain consistent with fiscal 2014 as a percentage of revenue.
General and Administrative
During 2014, General and administrative costs were primarily comprised of the allocated costs related to the services provided by our parent Compuware for facilities, information technology, tax, internal audit, accounting, finance, human resources, legal and other services, as well as salaries and personnel-related expenses including stock and cash incentive compensation. Since August 2013, we have invested in hiring staff required to become a fully independent company. As of April 1, 2014, we have largely completed our general and administrative separation from Compuware, and we do not anticipate any significant allocation from Compuware in the future.
Income Taxes
Provision for income taxes is comprised of federal and state taxes in the United States as well as certain foreign tax jurisdictions. Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in our financial statements and net operating loss and tax credit carryforwards.
RESULTS OF OPERATIONS
The following table is a summary of our combined and consolidated statements of loss data:

	YEAR ENDED MARCH 31,
	2014	2013	2012

Combined and Consolidated Statements of Comprehensive Loss Data:
Subscription and support	$66,688	$56,978	$49,153
Services	30,447	33,754	25,522
Total revenue	97,135	90,732	74,675
Cost of revenue(1)	56,374	47,575	41,477
Gross profit	$40,761	$43,157	$33,198
Operating expenses:
Research and development(1)	12,408	3,799	1,341
Sales and marketing(1)	35,250	26,593	22,544
General and administrative(1)	28,676	18,315	12,583
Total operating expenses	$76,334	$48,707	$36,468
Loss from operations before income tax provision	(35,573)	(5,550)	(3,270)
Income tax provision	85	98	57
Net loss	($35,658)	($5,648)	($3,327)
Basic and diluted loss per share(2)	($1.06)	($0.19)	($0.11)
Weighted-average shares outstanding, Basic and diluted(2)	33,774	30,003	30,003

(1)
All future stock compensation is expected to be granted in the form of Covisint stock awards and recorded as a non-cash expense. The statements and line items above include stock compensation as detailed in the table below.

(2)
Please see Note 3 of our combined and consolidated financial statements and related disclosures for an explanation of the method used to calculate the historical net income (loss) per share attributable to common shareholders and the number of shares used in computation of the per share amounts.

	YEAR ENDED MARCH 31,
	2014	2013	2012
Stock awards compensation classified as:
Cost of revenue	$829	$6	$5
Research and development	722	1	1
Sales and marketing	5,594	360	9
General and administrative	10,330	1,262	1,077
Total stock awards compensation expense before income taxes	$17,475	$1,629	$1,092

The following table sets forth a summary of our combined and consolidated statements of comprehensive loss as a percentage of our total revenue:

	YEAR ENDED MARCH 31,
	2014	2013	2012
Combined and Consolidated Statements of Comprehensive Loss Data:
Subscription and support	69%	63%	66%
Services	31	37	34
Total revenue	100%	100%	100%
Cost of revenue(1)	58	52	56
Gross profit	42%	48%	44%
Operating expenses:
Research and development(1)	13	4	2
Sales and marketing(1)	36	30	30
General and administrative(1)	30	20	17
Total operating expenses	79%	54%	49%
Loss from operations before for income tax provision	(37)	(6)	5
Income tax provision	0	0	0
Net loss	(37)%	(6)%	5%
________________________________________________

(1)
All future stock compensation is expected to be granted in the form of Covisint stock awards and recorded as a non-cash expense. Refer to the table above for the breakdown of stock compensation included in these line item percentages.

YEAR ENDED MARCH 31, 2014, 2013 and 2012
Revenue
Revenue derived from our subscription and support and services is presented in the table below:

	YEAR ENDED MARCH 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	%	%
	(In thousands)
Subscription and support	$66,688	$56,978	$49,153	17%	16%
Services	30,447	33,754	25,522	(10)%	32%
Total revenue	$97,135	$90,732	$74,675	7%	22%

In the year ended March 31, 2014, as compared with the same period in 2013, our total revenue increased due to increases in our subscription and support revenue, which was offset by a decline in our services revenue. Our increase in subscription and support revenue was primarily due to continued growth within our non-automotive verticals. The increase in subscription and support revenue between the years ended March 31, 2014 and 2013 was primarily due to $8.0 million of increased revenue with existing customers, $2.8 million from sales to new customers, as well as a $0.7 million increase in fiscal 2014 PQRS revenue due to an increase in customer reports submitted. This was partially offset by a decline in revenue of $1.8 from customers that terminated or elected not to renew their agreements.
During the year ended March 31, 2014 a reseller decided to change its delivery model to its customers by eliminating its plan to host separately our platform as the reseller determined it was more cost effective to utilize our hosted platform. As a result of the termination of this aspect of its existing contract with us, the Company invoiced the reseller for a onetime charge of $1.0 million, which was recorded as subscription revenue in our third quarter. In addition there were two automotive customers that substantially reduced their contractual commitment for our electronic data interchange services during fiscal 2014. As a result, we anticipate a decrease in revenue of $4.6 million in fiscal 2015 due to the onetime payment and loss of revenue associated with the hosted platform and electronic data interchange services.

Our services revenue has declined to $30.4 million for the year ended March 31, 2014, as compared to $33.8 million and $25.5 million for the years ended March 31, 2013 and 2012, respectively, representing an annual decline of 10% from fiscal 2013 to fiscal 2014, following an annual increase of 32% from fiscal 2012 to fiscal 2013. In March 2014, we received termination notices for select components of existing contracts with two customers. As a result, during the year ended March 31, 2014, $1.8 million of previously deferred services revenue was recognized and thus partially offset the decline in services during fiscal 2014.

For the year ended March 31, 2014, the services revenue decline can be attributed to: 1) a natural reduction in the deferred revenue recognized in the current period versus last year due to a diminished balance remaining from the establishment of stand-alone value for many of our services, 2) a reduction in ad hoc services projects with major subscription customers, 3) an improvement in the ease of implementation of our platform that results in quicker/less costly installations, 4) improvements in our platform that allow customers to perform portions of the implementation themselves, and, to a lesser extent, 5) our relatively low subscription bookings in the 2014 fiscal year.
In the year ended March 31, 2013, as compared with the same period in 2012, our total revenue increased due to increases in both our subscription and support revenue and our services revenue. Our increase in subscription and support revenue was primarily due to continued expansion with our automotive customers and growth in sales to new industry verticals. Of the increase in subscription and support revenue, approximately $8.6 million was due to increased revenue from existing customers. Additionally, there was approximately $1.2 million from sales to new customers. These increases were offset by a decline in revenue from customers that terminated or elected not to renew their agreements aggregating approximately $1.9 million, primarily as a result of the dissolution of a significant healthcare customer.
Our increase in services revenue in the year ended March 31, 2013, as compared with the same period in 2012, was primarily due to establishing stand-alone value for an increasing proportion of the services we perform during the year ended March 31, 2013, which allowed us to recognize the related revenue as the services were delivered rather than over the expected customer life. Approximately $16.9 million and $11.8 million of services revenue in the years ended March 31, 2013 and 2012, respectively, was recognized as delivered due to establishing stand-alone value that would have historically been recognized ratably.
Cost of Revenue
Cost of revenue is presented in the table below:

	YEAR ENDED MARCH 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	%	%
	(In thousands)
Cost of revenue	$56,374	$47,575	$41,477	18%	15%
Gross margin	42%	48%	44%

Cost of revenue increased during the year ended March 31, 2014, as compared to the same period in 2013, primarily due to an increase in revenue. Cost increases included an increase of $13.3 million in salaries and personnel-related expenses in connection with our customer support, implementation, solution deployment, on-boarding and data center operations fees. This increase was offset by a decrease of $8.8 million paid to Compuware and other third-party contractors to perform services on our behalf, primarily as a result of the transition of most Compuware personnel to Covisint during the year ended March 31, 2013. Cost increases also included an increase of $0.8 million in stock compensation expense.
Our gross margin decreased during the year ended March 31, 2014 as compared with the same period in 2013 due to an increase of $1.8 million related to the amortization of capitalized costs and purchased software, a decrease in the utilization rates of our personnel, providing service on billable projects. We have historically capitalized a significant portion of our research and development costs. As a result, amortization of capitalized research and development costs and purchased software accounted for $6.8 million and $4.9 million of the cost of revenue during the year ended March 31, 2014 and 2013, respectively.

Cost of revenue increased during the year ended March 31, 2013, as compared to the year ended March 31, 2012, primarily due to an increase in revenue including a greater percentage of services revenue. Our gross margin increased during the year ended March 31, 2013, as compared with the same period in 2012, due to our use of less costly resources to deliver our services as well as economies of scale gained on our infrastructure and hosting costs. We also capitalized a significant portion of our research and development costs in prior periods. As a result, amortization of capitalized research and development costs and purchased software accounted for $4.9 million and $3.0 million of the cost of revenue during the years ended March 31, 2013 and 2012, respectively.
Research and Development
Research and development costs incurred, expensed and capitalized are presented in the table below:

	YEAR ENDED MARCH 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	%	%
	(In thousands)
Research and development costs incurred	$18,104	$17,378	$9,377	4%	85%
Capitalized internal software costs	(5,696)	(13,579)	(8,036)	(58)	69
Research and development costs expensed	$12,408	$3,799	$1,341	227%	183%
Percentage of total revenue:
Research and development costs incurred	19%	19%	13%
Research and development costs expensed	13%	4%	2%

Research and development costs incurred increased during the year ended March 31, 2014, as compared to the same period in 2013, primarily due to a $4.6 million increase in salaries and personnel-related expenses offset by a $5.4 million decrease in fees paid to Compuware and other third-party contractors for software development activities. The decline in fees paid to Compuware and other third-party contractors and increase in salaries and personnel-related expenses was primarily the result of the transition of most Compuware personnel to Covisint during the year ended March 31, 2013. Cost increases also include an increase of $0.7 million in stock compensation expense. We capitalized $5.7 million and $13.6 million of research and development costs during the years ended March 31, 2014 and 2013, respectively.
We decreased capitalization of our research and development costs during the year ended March 31, 2014 as compared to the same period in 2013 due to a recent change to the agile delivery methodology for platform enhancements, which resulted in significantly shorter development cycles thereby reducing our capitalized costs. This change increased the proportion of our research and development costs expensed relative to our research and development costs incurred.
Research and development costs incurred and expensed increased during the year ended March 31, 2013, as compared to the year ended March 31, 2012, primarily due to a $4.2 million increase in fees paid to Compuware and other third-party contractors for software development activities and a $3.7 million increase in salaries and personnel-related expenses. We capitalized $13.6 million and $8.0 million of research and development costs during fiscal 2013 and 2012, respectively.
Sales and Marketing
Sales and marketing costs are presented in the table below:

	YEAR ENDED MARCH 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	%	%
	(In thousands)
Sales and marketing	$35,250	$26,593	$22,544	33%	18%
Percentage of total revenue	36%	30%	30%
Sales and marketing costs increased during the year ended March 31, 2014, as compared to the same period in 2013, primarily due to a $5.2 million increase in stock compensation expense and a $2.5 million increase in salaries and personnel-related expenses.
Sales and marketing costs increased during the year ended March 31, 2013, as compared to the year ended March 31, 2012, primarily due to a $1.6 million increase in salaries and personnel-related expenses resulting from an increase in the number of sales and marketing personnel, and a $0.9 million increase in marketing program fees.
General and Administrative
General and administrative costs are presented in the table below:

	YEAR ENDED MARCH 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	%	%
	(In thousands)
General and administrative	$28,676	$18,315	$12,583	57%	46%
Percentage of total revenue	30%	20%	17%

General and administrative costs increased during the year ended March 31, 2014, as compared to the same period in 2013, primarily due to a $9.1 million increase in stock compensation expense.

General and administrative costs increased during the year ended March 31, 2013, as compared to the year ended March 31, 2012, primarily due to an increase of $3.3 million of allocated costs related to the services provided by our parent Compuware and the costs associated with the establishment of Covisint as an independent entity. In addition, there was a $2.2 million increase in legal and audit fees related to the separation from our parent in preparation for our IPO.
CRITICAL ACCOUNTING POLICIES
Basis of Presentation
The financial statements included in Item 8 of this Report do not reflect any changes that may occur in our future financing and operations. Our financial statements have been prepared in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, shareholders' equity and the disclosure of contingencies at the applicable balance sheet date and the results of operations for all periods presented. While we have based our assumptions and estimates on the facts and circumstances existing at March 31, 2014, 2013 and 2012, final amounts may differ from estimates. Note 1 of the consolidated financial statements included in this report contains a summary of our significant accounting policies.
Effective January 1, 2013, Compuware contributed substantially all of the assets and liabilities related to the Covisint business to us. Prior to the contribution, we operated as a division within Compuware. Our financial statements reflect the assets, liabilities, revenue and expenses that were directly attributable to us as we operated within Compuware prior to the January 1, 2013 contribution of assets and liabilities and have been derived from the consolidated financial statements and accounting records of Compuware using the historical results of operations and historical basis of assets and liabilities for the Covisint operations of Compuware and as if the contribution had occurred at the commencement of Covisint operations. The historical financial results may not be indicative of the results that would have been achieved had we operated as a separate, stand-alone entity.
Prior to January 1, 2013, “group equity” was shown in lieu of shareholders' equity in our audited financial statements. All significant transactions between Compuware and the Company were included in our financial statements and were deemed settled in cash. The net effect of the settlement of these intercompany transactions is reflected in the combined and consolidated statements of cash flows as a financing activity and in the “group equity” in the combined and consolidated balance sheets. Since the January 1, 2013 contribution of the Covisint business to us, Compuware provided Covisint with short-term, non-interest bearing operating cash advances until the IPO. The net effect of these intercompany transactions is reflected in the statements of cash flows as financing activity and in “due to/from parent and affiliates” in the consolidated balance sheets.
Our financial statements include an allocation of certain corporate expenses including costs for facilities, information technology, tax, internal audit, accounting, finance, human resources, legal and executive management functions provided by Compuware. These allocations were primarily based on headcount, revenue and space occupied as a proportion of those in all Compuware operating units. We believe the allocations are reasonable. However, the expenses allocated to us for these services are not necessarily indicative of the expense that would have been incurred if we had been a separate, independent entity and had otherwise managed these functions. Corporate expenses charged to the Company are included in the “administrative and general” line item in the statements of comprehensive loss. The increase in allocation costs in fiscal 2014 was primarily due to costs associated with establishing Covisint as an independent entity. All such costs and expenses have, prior to the January 1, 2013 contribution of the Covisint business to us, been deemed to have been contributed by Compuware to us in the period in which the costs were recorded. Prior to January 1, 2013, allocations of current income taxes are deemed to have been remitted, in cash, to Compuware in the period the related income taxes were recorded. In connection with the contribution, Compuware and the Company have entered into a tax sharing agreement. Pursuant to this agreement the amount of taxes to be paid by us will be determined, subject to certain adjustments, as if we and each of our subsidiaries included in such Consolidated Group or Combined Group filed our own consolidated, combined, unitary or separate tax return. We will reimburse Compuware, or be reimbursed by Compuware, for intercompany transactions subsequent to the January 1, 2013 contribution of assets and liabilities. These costs and expenses have been deemed advances and have been recorded within the due from or due to parent and affiliates balance within the balance sheets. We do not anticipate any material allocation charges from Compuware after March 31, 2014.
JOBS Act
On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” As an “emerging growth company,” we are electing to not take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to not take advantage of the extended transition period for complying with new or revised accounting standards is irrevocable. In addition, we are in the process of evaluating the benefits of relying on the other exemptions and reduced reporting requirements provided by the JOBS Act.
Subject to certain conditions set forth in the JOBS Act, if as an “emerging growth company” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and our audited financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we no longer meet the requirements of being an “emerging growth company,” upon the earlier of (i) the first fiscal year after our annual gross revenues are $1 billion or more, (ii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, and (iii) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act.
Revenue Recognition
We derive revenue through contracts under which we provide customers services including access to and support of our platform and services related to implementation, solution deployment and on-boarding. The arrangements do not provide customers the right to take possession of the software at any time, nor do the arrangements contain rights of return. In order for a transaction to be eligible for revenue recognition, the following revenue criteria must be met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectability is reasonably assured.
Signed agreements and binding purchase orders are used as evidence of an arrangement. For customers where a purchase order is used as evidence of an arrangement, master terms and conditions exist that govern such arrangements. We assess likelihood of cash collectability based on a number of factors including past collection history with the customer. If we determine that collectability is not reasonably assured, we defer the revenue until collectability becomes reasonably assured, generally upon receipt of cash. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Customers typically have the right to terminate their agreement if we fail to perform.
Our contracts may include subscription fees for ongoing PaaS operations and a project (services) fee. For arrangements that contain multiple elements, in accordance with Accounting Standards Codification ("ASC") Section 605 “Revenue Recognition,” the arrangement consideration is allocated based on relative selling price using the following hierarchy: vendor specific objective evidence, or VSOE, which represents the price when sold separately, if available; third-party evidence if VSOE is not available; or estimated selling price if neither VSOE nor third-party evidence is available. We are currently unable to establish VSOE or third-party evidence of selling price for our deliverables. Therefore, we determine our best estimate of selling price by evaluating renewal amounts included in a contract, if any, and estimated costs to deliver each element.
Our subscription and support fees are recognized ratably over the applicable service period. Revenue recognition commences on the later of the start date specified in the subscription arrangement, the launch date of the customer’s access to our production environment or when all of the revenue recognition criteria have been met. We consider delivery to have occurred on the launch date, which is the point in time that a customer is provided access to use our platform.
During the year ended March 31, 2012, we established evidence of stand-alone value (based on other vendors providing similar services) for many of the services we perform. Prior to establishing evidence of stand-alone value for services, and for those projects that do not have stand-alone value, the revenue is deferred and recognized over the longer of the committed term of the subscription agreement (generally one to five years) or the expected period over which the customer will receive benefit (generally five years). Services fees that have stand-alone value are recognized as delivered generally using a proportional performance methodology based on dependable estimates of hours incurred and expected hours to complete since these services are primarily performed on a fixed fee basis. Hours or costs incurred represent a reasonable surrogate for output measures of contract performance, including the presentation of deliverables to the client; therefore, hours or costs incurred are used as the basis for revenue recognition. If it is determined that costs will exceed revenue, the expected loss is recorded at the time the loss becomes apparent.

Deferred Costs
Deferred costs consist of the incremental direct personnel and outside contractor costs incurred in delivering implementation and solutions deployment services that do not have stand-alone value. Revenue from these services, as described above, is deferred and recognized over the longer of the committed term of the subscription agreement or the expected period over which the customer will receive benefit. Therefore, the costs are recognized over the same period as the associated revenue. In the event a customer contract with deferred cost is terminated in whole, or part, the Company recognizes the remainder of the amount recorded in deferred cost attributable to the terminated component of the contract.
Sales commission costs that directly relate to revenue transactions that are deferred are recorded as “prepaid expenses and other current assets” or non-current “other assets” as applicable in the balance sheets and recognized as “sales and marketing” expenses in the statements of comprehensive loss over the revenue recognition period of the related transaction.
Deferred Revenue
Deferred revenue consists of the billed but unearned portion of existing contracts for subscription and services provided and is recognized as services are delivered or over the expected period during which the customer will receive benefit. The Company generally invoices its customers’ subscription fees in annual, quarterly or monthly installments. Contractual time periods often exceed the invoicing period and accordingly, the deferred revenue balance does not represent the total contract value of committed subscription agreements. The portion of deferred revenue that the Company anticipates will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as non-current deferred revenue. The Company has generally received payment for the services for which the revenue has been deferred. Deferred revenue also includes contracts for which we have a contractually executed agreement and have invoiced the customer under the terms of the executed agreement but have not met all the revenue recognition criteria and/or have concluded that revenue should be recognized on cash basis, as collectibility of the invoiced amounts is not reasonably assured. In the event a customer contract with deferred revenue is terminated in whole, or part, the Company recognizes the remainder of the amount recorded in deferred revenue attributable to the terminated component of the contract.
Capitalized Software
Capitalized software includes the costs of purchased and internally developed software products capitalized in accordance with ASC 350-40, “Internal Use Software,” and software technology purchased through acquisitions and is stated at unamortized cost. In fiscal year 2014 we capitalized a smaller portion of our research and development costs as compared to prior periods as a result of a recent change to the agile delivery methodology for our platform enhancements, which is expected to result in significantly shorter development cycles thereby reducing our capitalized costs.
Capitalized and purchased software costs are amortized on a straight-line basis over the expected useful life of the software, which is generally five years. Amortization begins when the software technology is ready for its intended use. Refer to Note 3. Goodwill, Capitalized Software and Intangible Assets for further information.
Capitalized software is reviewed for impairment when events and circumstances indicate such asset may be impaired. If estimated future undiscounted cash flows are not sufficient to recover the carrying value of the capitalized software, an impairment charge is recorded in the amount by which the present value of future cash flows is less than the carrying value of these assets. We have not had any impairment charges related to capitalized software.
Research and Development
For development costs related to our PaaS offering, we follow the guidance set forth in ASC350-40 which requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.
Goodwill and Other Intangible Assets
We are required to assess goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value.
The performance test involves a two-step process. Step 1 of the impairment test involves comparing the fair value of the reporting unit with its aggregate carrying value, including goodwill. Application of the goodwill and other intangibles impairment test requires judgment, including the determination of the fair value of the reporting unit. The fair value of the reporting unit is computed using our market capitalization. If the carrying amount of the reporting unit exceeds its fair value, the Company performs Step 2 of the goodwill and other intangibles impairment test to determine the amount of impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. Under such evaluation, if the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, the impairment loss is recognized as an operating expense in an amount equal to that excess.
The estimates used to calculate the fair value of the reporting unit change from year to year based on operating results, market conditions and estimated future cash flows. While we believe that the assumptions and estimates used to determine the estimated fair values of our reporting unit are reasonable, a change in assumptions underlying these estimates could materially affect the determination of fair value and goodwill impairment.
At March 31, 2014, we were not at risk of failing Step 1 of our goodwill and other intangibles impairment analysis since the estimated fair value of our single reporting unit was substantially in excess of its carrying value.
Income Taxes
Income taxes are presented on a separate return basis. Prior to January 1, 2013, the Covisint results of operations have been included in the consolidated, combined, unitary or separate income tax returns of Compuware. Income tax expense, deferred tax assets and liabilities and reserves for uncertain tax positions reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we develop assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying business. Changes in estimates of projected future operating results or in assumptions regarding our ability to generate future taxable income during the periods in which temporary differences are deductible could result in significant changes to these tax liabilities and, therefore, to our net income.
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a variety of jurisdictions across our global operations.
We recognize tax benefits from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.
We recognize tax liabilities in accordance with ASC 740 “Income Taxes” and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of such tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.
For additional information regarding these matters, refer to Note 5. Income Taxes of the audited combined and consolidated financial statements.
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
The following is the average fair value per share of Compuware stock compensation awards estimated on the date of grant and the assumptions used for each option granted to Compuware employees, including those providing services to Covisint, during the years ended March 31, 2014, 2013 and 2012:

	YEAR ENDED MARCH 31,
	2014	2013	2012
Expected volatility	39.11%	40.97%	39.96%
Risk-free interest rate	1.67%	0.96%	1.65%
Expected lives at date of grant (in years)	6.20	6.30	5.80
Weighted average fair value of the options granted	$2.63	$4.08	$3.96
Dividend Yield Assumption	4.46%	0.00%	0.00%

(1) In January 2013, the Compuware Board of Directors announced its intention to begin paying cash dividends totaling $0.50 per share annually, to be paid quarterly beginning in the first quarter of fiscal 2014. Prior to that, Compuware had never paid a dividend or announced any intentions to pay a dividend.

Covisint Corporation Stock Compensation
We calculate the fair value of our stock option awards using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected term, risk-free interest rates and dividend yields. Because we have limited historical stock price data, the expected volatility assumption is based on an average of the historical volatility of comparable companies, or peer group companies. For peer group companies that have not been publicly traded long enough to have sufficient historical data, the volatility figures included in these companies’ most recent Form 10-Qs or Form 10-Ks were used. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the stock option awarded. The expected life of the stock option is based on management’s best estimates considering the terms of the options granted. Dividend yields have not been a factor in determining fair value of stock options granted, as we have never issued cash dividends and do not anticipate issuing cash dividends in the future.
Prior to the IPO, our stock was not traded on a stock exchange, and thus the exercise price for Covisint stock options at the date of grant was determined by calculating the estimated fair market value of our Company divided by the total shares outstanding, including outstanding stock options that had not yet vested. The estimated fair market value of our Company was measured using an equal combination of discounted cash flow and market comparable valuations and was discounted due to a lack of marketability at the grant date. Previous valuation estimates placed a greater emphasis on the discounted cash flow model. The discounted cash flow model uses significant assumptions, including projected future cash flows, a discount rate reflecting the risk inherent in future cash flows and a terminal growth rate. The key assumptions in the market comparable value analysis are the selection of peer group companies and application of these peer group companies’ data to Covisint.

LIQUIDITY AND CAPITAL RESOURCES

Net proceeds received from the IPO were $68.4 million. This cash inflow was partially offset by the related party balance due Compuware at September 30, 2013 of $10.9 million and $0.7 million increase in cash paid for IPO costs. We used, and intend to continue to use, net proceeds, together with the cash generated from operations, to fund our current operations, repay short-term intercompany payables owed to our parent, Compuware, implement our growth strategies and fund capital expenditures.
In summary, our cash flows were:

	YEAR ENDED MARCH 31,
	2014	2013	2012

Combined and Consolidated Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	($8,336)	($5,202)	$543
Net cash used in investing activities	(9,237)	(14,525)	(10,408)
Net cash provided by financing activities	66,111	20,705	9,865
Effect of exchange rate	32	(12)	0
Net change in cash	$48,570	$966	$0

The consolidated statements of cash flows included in this report compute net cash from operating activities using the indirect cash flow method. Therefore, non-cash adjustments and net changes in assets and liabilities (net of effects from acquisitions and currency fluctuations) are adjusted from net income to derive net cash from operating activities.

Cash Flows from Operating Activities

Cash provided by operating activities decreased for the year ended March 31, 2014, as compared to the same period in 2013, as a result of a $7.9 million increase to the our research and development costs during the year ended March 31, 2014 as compared to the same period in 2013 due to a recent change to the agile delivery methodology for platform enhancements, which resulted in significantly shorter development cycles thereby reducing our capitalized costs. These costs were historically capitalized and recorded as cash used in investing activities.

Cash Flows from Investing Activities
Cash used in investing activities typically consists of the purchase of property and equipment associated with our infrastructure and the capitalization of software research and development costs related to expanding our cloud-based platform. Cash used in investing activities decreased for the year ended March 31, 2014, as compared with the same period in 2013, primarily due to a $7.9 million decrease in cash paid for capitalized research and development.

Cash Flows from Financing Activities

On October 1, 2013, we completed our IPO resulting in net proceeds of approximately $68.4 million.  Of such amount, approximately $10.9 million were used to repay short-term intercompany payables owed to our parent, Compuware, which arose subsequent to Compuware’s contribution of assets and liabilities to us as of January 31, 2013.  A portion of such net proceeds, together with cash generated from our operations, has been used to fund current operations, implement our growth strategies and fund capital expenditures.  While we may pursue the acquisition of companies with complementary products and technologies that we believe will enhance our suite of offerings, we do not have agreements or commitments for any specific acquisitions at this time.
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

Cash provided by financing activities increased to $66.1 million for the year ended March 31, 2014, from $20.7 million for the year ended March 31, 2013, primarily due to the net proceeds received from the IPO of $68.4 million. This cash inflow was partially offset by the related party cash transactions with our parent and $0.7 million increase in cash paid for IPO costs. We expect cash generated from operations and the remaining net proceeds of our IPO will be sufficient to meet our working capital needs and support general corporate purposes for at least the twelve months following March 31, 2014.

RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

New accounting guidance that we have recently adopted, as well as accounting guidance that has been recently issued, but not yet adopted by us, will not significantly affect our results. The related accounting pronouncements are included in Note 1 of the notes to the combined and consolidated financial statements appearing elsewhere in this report.
CONTRACTUAL OBLIGATIONS
At March 31, 2014, we occupied office space within facilities owned and leased by Compuware. We had not entered into commitments related to space occupied within Compuware facilities; however, the expenses allocated or charged to us include costs associated with such facilities. We entered into standalone operating lease agreements for our Shanghai, Frankfurt and Detroit locations in the first quarter of our fiscal year 2015. We have no other fixed contractual payment obligations with a term greater than one year, including long term debt, capital leases, operating leases, purchase obligations or other long term liabilities.
OFF-BALANCE SHEET ARRANGEMENTS
We currently do not have any off balance sheet or non-consolidated special purpose entity arrangements as defined by the applicable SEC rules.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed primarily to market risks associated with foreign currency exchange rates. We do not use derivative financial instruments or forward foreign exchange contracts for investment, speculative or trading purposes. We believe our foreign currency risk is minimal as 86%, 85%, and 86% of our revenue was based in U.S. dollars for the years ended March 31, 2014, 2013 and 2012, respectively. In addition, we have no long-term assets or liabilities in foreign currencies. We do not have a material exposure to market risk with respect to investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Covisint Corporation
Detroit, Michigan

We have audited the accompanying consolidated balance sheets of Covisint Corporation and subsidiaries and the Covisint Operations of Compuware Corporation (the "Company") as of March 31, 2014 and 2013, and the related combined and consolidated statements of comprehensive loss, shareholders’ and group equity, and cash flows for each of the three years in the period ended March 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, prior to January 1, 2013, the accompanying combined and consolidated financial statements have been prepared from separate records maintained by Compuware Corporation and may not necessarily be indicative of the financial condition, or results of operations and cash flows that would have existed had the Company been operated as a stand-alone company during the periods prior to January 1, 2013 presented.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
May 30, 2014

COVISINT CORPORATION AND THE COVISINT OPERATIONS OF COMPUWARE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	MARCH 31, 2014	MARCH 31, 2013
ASSETS
CURRENT ASSETS:
Cash	$49,536	$966
Accounts receivable, net	21,838	25,386
Deferred tax asset, net	1,017	2,011
Due from parent and affiliates	2,813	—
Other current assets	5,983	5,517
Total current assets	81,187	33,880
PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION	4,751	2,654
CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS, NET	23,040	24,447
OTHER:
Goodwill	25,385	25,385
Deferred costs	6,188	9,738
Deferred tax asset, net	131	146
Other assets	766	1,808
Total other assets	32,470	37,077
TOTAL ASSETS	$141,448	$98,058
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,893	$2,440
Accrued commissions	1,640	1,982
Deferred revenue	16,606	16,989
Accrued expenses	3,752	2,921
Due to parent and affiliates	—	7,556
Total current liabilities	25,891	31,888
DEFERRED REVENUE	11,223	18,188
ACCRUED LIABILITIES	56	271
DEFERRED TAX LIABILITY, NET	2,668	4,817
Total liabilities	39,838	55,164
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS' EQUITY:
Preferred stock, no par value - authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, no par value - authorized 50,000,000 shares; issued and outstanding 37,490,500 (30,003,000 issued and outstanding as of March 31, 2013)	—	—
Additional paid-in capital	140,569	46,186
Retained deficit	(38,947)	(3,289)
Accumulated other comprehensive income (loss)	(12)	(3)
Total shareholders' equity	101,610	42,894
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$141,448	$98,058
See notes to combined and consolidated financial statements.

COVISINT CORPORATION AND THE COVISINT OPERATIONS OF COMPUWARE CORPORATION
COMBINED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands, Except Per Share Data)

	YEAR ENDED MARCH 31,
	2014	2013	2012
REVENUE	$97,135	$90,732	$74,675
COST OF REVENUE	56,374	47,575	41,477
GROSS PROFIT	40,761	43,157	33,198
OPERATING EXPENSES:
Research and development	12,408	3,799	1,341
Sales and marketing	35,250	26,593	22,544
General and administrative	28,676	18,315	12,583
Total operating expenses	76,334	48,707	36,468
LOSS BEFORE INCOME TAX PROVISION	(35,573)	(5,550)	(3,270)
INCOME TAX PROVISION	85	98	57
NET LOSS	($35,658)	($5,648)	($3,327)
Basic and diluted loss per share	($1.06)	($0.19)	($0.11)
OTHER COMPREHENSIVE LOSS, NET OF TAX
Foreign currency translation adjustments	($9)	($3)	$—
TAX ATTRIBUTES OF ITEMS IN OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	—	—	—
OTHER COMPREHENSIVE LOSS, NET OF TAX	(9)	(3)	—
COMPREHENSIVE LOSS	($35,667)	($5,651)	($3,327)

See notes to combined and consolidated financial statements.

COVISINT CORPORATION AND THE COVISINT OPERATIONS OF COMPUWARE CORPORATION
COMBINED AND CONSOLIDATED STATEMENTS OF SHAREHOLDERS' AND GROUP EQUITY
YEAR ENDED MARCH 31, 2014, 2013, and 2012
(In Thousands, Except Share Data)

	Common Stock		Group Equity	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total Shareholders' Equity
	Shares	Amount
BALANCE AT MARCH 31, 2011	30,003,000	$—	$25,435	$—	$—	$—	$25,435
Net loss			(3,327)				(3,327)
Investment by parent company			9,865				9,865
Parent contribution of stock awards and related taxes, net			1,092				1,092
BALANCE AT MARCH 31, 2012	30,003,000	—	33,065		—	—	33,065
Net loss			(2,359)		(3,289)		(5,648)
Investment by parent company			12,881				12,881
Transfers from parent company				970			970
Parent contribution of stock awards			1,105	524			1,629
Foreign currency translation						(3)	(3)
Parent contribution of business operations, net			(44,692)	44,692			—
BALANCE AT MARCH 31, 2013	30,003,000	—	—	46,186	(3,289)	(3)	42,894
Net loss					(35,658)		(35,658)
Parent contribution of stock awards and related taxes, net (Note 5)				(1,589)			(1,589)
Covisint stock option expense (Note 7)				18,996			18,996
Covisint stock option exercise	127,500			332			332
Income tax items (Note 5)				10,322			10,322
Foreign currency translation						(9)	(9)
IPO proceeds received, net of offering costs	7,360,000			66,322			66,322
BALANCE AT MARCH 31, 2014	37,490,500	$—	$—	$140,569	($38,947)	($12)	$101,610

See notes to combined and consolidated financial statements.

COVISINT CORPORATION AND THE COVISINT OPERATIONS OF COMPUWARE CORPORATION
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	YEAR ENDED MARCH 31,
	2014	2013	2012
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	($35,658)	($5,648)	($3,327)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	8,678	6,617	4,789
Deferred income taxes	4	(613)	1,302
Stock award compensation	17,475	1,629	1,092
Other	—	60	40
Net change in assets and liabilities:
Accounts receivable	3,618	(4,676)	(6,875)
Other assets	3,414	3,386	(3,245)
Accounts payable and accrued expenses	1,543	881	1,129
Deferred revenue	(7,410)	(6,838)	5,638
Net cash provided by (used in) operating activities	(8,336)	(5,202)	543
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of:
Property and equipment	(3,541)	(946)	(2,372)
Capitalized software	(5,696)	(13,579)	(8,036)
Net cash used in investing activities	(9,237)	(14,525)	(10,408)
CASH FLOWS PROVIDED BY FINANCING ACTIVITES:
Net investment from parent company	—	12,881	9,865
Cash payments from parent company	65,746	29,135	—
Cash payments to parent company	(67,003)	(20,597)	—
Proceeds from initial public offering	68,448	—	—
Initial public offering costs	(1,412)	(714)	—
Net proceeds from exercise of stock awards	332	—	—
Net cash provided by financing activities	66,111	20,705	9,865
EFFECT OF EXCHANGE RATE CHANGES ON CASH	32	(12)	—
NET CHANGE IN CASH	48,570	966	—
CASH AT BEGINNING OF YEAR	966	—	—
CASH AT END OF YEAR	$49,536	$966	$—

See notes to combined and consolidated financial statements.

COVISINT CORPORATION AND THE COVISINT OPERATIONS OF COMPUWARE CORPORATION
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Covisint Corporation (the “Company”, “Covisint”, “we”, “our” and “us”) provides a leading cloud engagement platform for enabling organizations to securely connect, engage and collaborate with large, distributed communities of customers, business partners and suppliers. Our platform allows global organizations with complex external business relationships to create, streamline and automate external mission-critical business processes that involve the secure exchange of and access to critical information from multiple sources. Our customers deploy our platform to deliver on current and new business initiatives, enhance competitiveness, create new revenue opportunities, increase customer retention and lower operating costs. We have been recognized as a leader in the emerging cloud engagement market due to our market share, technical capabilities and history of successful deployments.
Our cloud engagement platform is offered as a service, commonly referred to as Platform-as-a-Service (PaaS), and combines robust, cloud-based identity management, portal, data exchange, integration and application development capabilities. Our platform integrates with on-premise and hosted enterprise systems, as well as other cloud-based data sources, and can be deployed quickly, scaled to millions of users, and configured to address our customers’ specific organizational requirements, including workflows, content and branding.
We deliver our platform through industry-specific solutions that address external mission-critical business processes common to companies across our target industries. To date, we have focused our solutions on the global automotive, healthcare and energy industries, in which the secure sharing of complex and distributed data is of particular importance. We are actively working to expand our platform to a wide range of industries which we believe have a significant opportunity to leverage our platform to enable external mission-critical business processes and to improve collaboration with external parties such as customers, business partners and suppliers.
Basis of Presentation
The accompanying combined and consolidated financial statements (“financial statements”) include the accounts of Covisint Corporation, a Michigan corporation majority-owned by Compuware Corporation (“Compuware” or the “Parent”), and the Covisint segment of Compuware (combined operations are referred to as the “Company” or “Covisint”). Effective January 1, 2013, Compuware contributed substantially all of the assets and liabilities of the Covisint segment to Covisint Corporation (“January 2013 Contribution”). The financial statements reflect the assets, liabilities, revenues and expenses that were directly attributable to the Company as it operated within Compuware prior to the January 2013 Contribution, and they have been derived from the consolidated financial statements and accounting records of Compuware using the historical results of operations and historical basis of assets and liabilities for the Covisint operations of Compuware. The historical financial results may not be indicative of the results that would have been achieved had Covisint operated as a separate, stand-alone entity. These financial statements, prior to the January 2013 Contribution, were prepared on a combined basis because the operations were under common control.

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, shareholders’ equity and the disclosure of contingencies at March 31, 2014 and 2013 and the results of operations for the years ended March 31, 2014, 2013 and 2012. While management has based their assumptions and estimates on the facts and circumstances existing at March 31, 2014, final amounts may differ from estimates.
In September 2013, the Company completed its initial public offering (“IPO”) in which it issued and sold 7.4 million shares of its common stock at a public offering price of $10.00 per share. The Company received net proceeds of $68.4 million after deducting underwriting discounts and commissions of $5.2 million.

Previously the “group equity” was shown in lieu of shareholders' equity in the combined and consolidated financial statements. All significant transactions between Compuware and the Company were included in the combined and consolidated financial statements and were deemed settled in cash. The net effect of the settlement of these intercompany transactions is reflected in the combined and consolidated statements of cash flows as a financing activity and in the “group equity” in the combined and consolidated balance sheets. From the January 2013 Contribution to the IPO, Compuware provided Covisint with short-term, non-interest bearing operating cash advances. The net effect of these intercompany transactions is reflected in the combined and consolidated statements of cash flows as financing activity and in “due to/from parent and affiliates” in the consolidated balance sheets.
The financial statements include an allocation of certain corporate expenses including costs for facilities, information technology, tax, internal audit, accounting, finance, human resources, legal and executive management functions provided to the Company by Compuware. These allocations were primarily based on headcount, revenue and space occupied as a proportion of those in all Compuware operating units. Management believes the allocations are reasonable. However, the expenses allocated to the Company for these services are not necessarily indicative of the expense that would have been incurred if the Company had been a separate, independent entity and had otherwise managed these functions. Corporate expenses charged to the Company by Compuware totaled $10.6 million, $10.8 million and $7.5 million for the years ended March 31, 2014, 2013 and 2012, respectively. Through December 31, 2012, such costs and expenses were deemed to have been contributed by Compuware to Covisint in the period in which the costs were recorded. Since January 1, 2013, these expenses have been included in the net amount due to parent and affiliates. We do not anticipate any material allocation charges from Compuware after March 31, 2014.
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

Deferred Costs
Deferred costs consist of the incremental direct personnel and outside contractor costs incurred in delivering implementation and solutions deployment services that do not have stand-alone value. Revenue from these services, as described above, is deferred and recognized over the longer of the committed term of the subscription agreement or the expected period over which the customer will receive benefit. Therefore, the costs are recognized over the same period as the associated revenue. In the event a customer contract with deferred cost is terminated in whole, or part, the Company recognizes the remainder of the amount recorded in deferred cost attributable to the terminated component of the contract.
Sales commission costs that directly relate to revenue transactions that are deferred are recorded as “prepaid expenses and other current assets” or non-current “other assets” as applicable in the condensed and consolidated balance sheets and recognized as “sales and marketing” expenses in the financial statements over the revenue recognition period of the related transaction.
Deferred Revenue
Deferred revenue consists of the billed but unearned portion of existing contracts for subscription and services provided and is recognized as services are delivered or over the expected period during which the customer will receive benefit. The Company generally invoices its customers’ subscription fees in annual, quarterly or monthly installments. Contractual time periods often exceed the invoicing period and accordingly, the deferred revenue balance does not represent the total contract value of committed subscription agreements. The portion of deferred revenue that the Company anticipates will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as non-current deferred revenue. The Company has generally received payment for the services for which the revenue has been deferred. Deferred revenue also includes contracts for which we have a contractually executed agreement and have invoiced the customer under the terms of the executed agreement but have not met all the revenue recognition criteria and/or have concluded that revenue should be recognized on cash basis, as collectibility of the invoiced amounts is not reasonably assured. In the event a customer contract with deferred revenue is terminated in all, or part, the Company recognizes the remainder of the amount recorded in deferred revenue attributable to the terminated component of the contract.
Collection and Remittance of Taxes
The Company records the collection of taxes from customers and the remittance of these taxes to governmental authorities on a net basis in its financial statements.

Cash and Cash Equivalents
The Company considers all investments with an original maturity of three months or less to be cash equivalents.
Cost of Revenue
Consists of compensation and related expenses for infrastructure and operations staff, payments to outside service providers, data center costs related to hosting the Company’s software and amortization of capitalized software.
Allowance for Doubtful Accounts
The Company considers historical loss experience, including the need to adjust for current conditions, the aging of outstanding accounts receivable and information available related to specific customers when estimating the allowance for doubtful accounts. The allowance is reviewed and adjusted based on the Company’s best estimates of collectibility.
The following table summarizes the allowance for doubtful accounts and changes to the allowance during the years ended March 31, 2014, 2013 and 2012 (in thousands):

Allowance for Doubtful Accounts:	Balance at Beginning of Period	Charged to Income	Accounts Charged Against the Allowance	Balance at End of Period
Year ended March 31, 2014	$58	$108	$2	$164
Year ended March 31, 2013	$97	$—	$39	$58
Year ended March 31, 2012	$155	$94	$152	$97

Property and Equipment

Property and equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, which are generally estimated to be three to ten years for furniture and fixtures, computer equipment and software.
Capitalized Software
Includes the costs of purchased and internally developed software products capitalized in accordance with ASC 350-40, “Internal Use Software” and software technology purchased through acquisitions and is stated at unamortized cost. Net purchased software included in capitalized software was $0.6 million and $0.9 million as of March 31, 2014 and March 31, 2013, respectively.
Capitalized and purchased software costs are amortized on a straight line basis over the expected useful life of the software, which is generally five years. Amortization begins when the software technology is ready for its intended use. Amortization expense was $6.8 million, $4.9 million and $3.0 million for the years ended March 31, 2014, 2013 and 2012, respectively. Amortization expenses are included in “cost of revenue” in the financial statements.
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
Research and Development
For development costs related to the Company’s PaaS offering, the Company follows the guidance set forth in ASC 350-40 which requires companies to capitalize qualifying computer software development costs, which are incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Research and development costs include primarily the cost of programming personnel and amounted to $18.1 million, $17.4 million and $9.4 million for the years ended March 31, 2014, 2013 and 2012, respectively, of which $5.7 million, $13.6 million and $8.0 million respectively, was capitalized as internally developed software technology.
Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite lives are tested for impairment annually at March 31 or more frequently if management believes indicators of impairment exist. With respect to goodwill, the carrying value of the Company's single reporting unit is compared to its fair value, and when the carrying value exceeds the fair value, the carrying value of the goodwill is reduced to implied fair value. The impairment test involves a two-step process with Step 1 comparing the fair value of the reporting unit with its aggregate carrying value, including goodwill. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, the Company performs Step 2 of the goodwill impairment test to determine the amount of impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. All operations of the Company are in a single reporting unit that was evaluated in the annual impairment assessment. There were no impairments of goodwill or other intangible assets in any of the periods presented in the combined and consolidated financial statements.
Income Taxes
The Covisint business was operated as a division of Compuware prior to the January 2013 Contribution. As a member of Compuware’s consolidated group (“Consolidated Group”), the Company’s operations have been included in the Consolidated Group since that date for tax periods or portions thereof commencing after the January 2013 Contribution.
Income taxes are presented herein on a separate return basis even though the Company’s results of operations have historically been included in the consolidated, combined, unitary or separate income tax returns of Compuware. The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax bases of assets and liabilities and net operating losses and tax credits using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.
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

Certain net operating losses ("NOL") and tax credits generated by the Company have been utilized by our parent, Compuware, and are not available to reduce future taxable income of Covisint. Therefore, the deferred tax assets presented above do not include the NOL or tax credits generated by Covisint and utilized by Compuware. In as much as Compuware has paid cash for these NOL and tax credits, the Company has already realized the economic benefit. Covisint has received the economic benefit of these NOL and tax credits through a reduction of the due to parent and affiliates (for the amount of benefit realized by Compuware) which is reported as an equity contribution from Compuware to Covisint in the accompanying balance sheets.
Interest and penalties related to uncertain tax positions are included in the income tax provision.
Foreign Currency Translation
The Company’s foreign operations use their respective local currency as their functional currency. Assets and liabilities of foreign subsidiaries are minimal and are generally short term in nature. Such assets and liabilities in the financial statements have been translated at the rate of exchange at the respective balance sheet dates, and revenues and expenses have been translated at average exchange rates prevailing during the period the transactions occurred. Translation adjustments have been excluded from the results of operations.
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
The following is the average fair value per share of Compuware stock compensation awards estimated on the date of grant and the assumptions used for each option granted to Compuware employees, including those providing services to Covisint, during the years ended March 31, 2014, 2013 and 2012.

	YEAR ENDED MARCH 31,
	2014	2013	2012
Expected volatility	39.11%	40.97%	39.96%
Risk-free interest rate	1.67%	0.96%	1.65%
Expected lives at date of grant (in years)	6.20	6.30	5.80
Weighted average fair value of the options granted	$2.63	$4.08	$3.96
Dividend Yield Assumption (1)	4.46%	0.00%	0.00%
(1) In January 2013, the Compuware Board of Directors announced its intention to begin paying cash dividends totaling $0.50 per share annually, to be paid quarterly beginning in the first quarter of fiscal 2014. Prior to that, Compuware had never paid a dividend or announced any intentions to pay a dividend.
Covisint Corporation Stock Compensation Awards
Covisint calculates the fair value of its stock option awards using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected term, risk-free interest rates and dividend yields. Following the IPO on September 26, 2013, Covisint does not have extensive historical stock price data, therefore, the expected volatility assumption is based on an average of the historical volatility of comparable companies (“peer group companies”). For peer group companies that have not been publicly traded long enough to have sufficient historical data, the volatility figures included in these companies’ most recent Form 10-Qs or Form 10-Ks were used. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the stock option awarded. The expected life of the stock option is based on management’s best estimates considering the terms of the options granted. Dividend yields have not been a factor in determining fair value of stock options granted as Covisint has never issued cash dividends and does not anticipate issuing cash dividends in the future.
Prior to the IPO, Covisint stock was not traded on a stock exchange and thus the exercise price of Covisint stock options at the date of grant was determined by calculating the estimated fair market value of the Company divided by the total shares outstanding, including outstanding stock options that had not yet vested. The estimated fair market value of the Company was measured using an equal combination of discounted cash flow and market comparable valuations and was discounted due to a lack of marketability at the grant date. Previous valuation estimates placed a greater emphasis on the discounted cash flow model. The discounted cash flow model uses significant assumptions, including projected future cash flows, a discount rate reflecting the risk inherent in future cash flows and a terminal growth rate. The key assumptions in the market comparable value analysis are the selection of peer group companies and application of these peer group companies’ data to Covisint.
The estimates used to calculate the fair value of the Company may change from year to year based on operating results, market conditions and estimated future cash flows. While the Company believes that the assumptions and estimates used to determine the estimated fair value of stock options granted are reasonable, a change in assumptions underlying these estimates could materially affect the determination of the fair value of the Covisint business, and could therefore materially impact the estimated fair value of a share of Covisint stock.
Assumptions used in measuring Covisint options granted, and the weighted average fair value of options granted, in fiscal 2014, 2013 and 2012 were:

	YEAR ENDED MARCH 31,
	2014	2013	2012
Expected volatility	49.99%	53.64%	54.85%
Risk-free interest rate	1.85%	1.02%	1.41%
Expected lives at date of grant (in years)	6.01	5.60	6.80
Weighted average fair value of the options granted	$5.86	$4.47	$3.40

Business Segments— The Company operates in a single reportable segment. Sales are heavily weighted toward North American automotive companies.
Significant Customers – A single customer, in the automotive industry, comprised 26 percent, 33 percent and 35 percent of total revenue during the years ended March 31, 2014, 2013 and 2012, respectively. The same automotive customer comprised 18 percent and 30 percent of outstanding accounts receivable as of March 31, 2014 and March 31, 2013, respectively. A second customer, which is a reseller to customers in the healthcare industry, comprised 12 percent of total revenue during the years ended March 31, 2014 and 2013 and less than 10 percent of outstanding accounts receivables and revenue for all prior years.
Geographical Information— Financial information regarding geographic operations is presented in the table below (in thousands):

	YEAR ENDED MARCH 31,
	2014	2013	2012
Revenue:
United States	$83,308	$77,499	$64,091
International operations	13,827	13,233	10,584
Total	$97,135	$90,732	$74,675

	MARCH 31, 2014	MARCH 31, 2013
Long-lived assets:
United States	$51,552	$51,019
International operations	505	—
Total	$52,057	$51,019

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

The Company has evaluated recent pronouncements through ASU 2014-08 and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

2.     PROPERTY AND EQUIPMENT

Property and equipment, summarized by major classification, is as follows (in thousands):

	MARCH 31,
	2014	2013
Computer equipment and software	$14,368	$11,353
Furniture and fixtures	641	75
	$15,009	$11,428
Less accumulated depreciation and amortization	10,258	8,774
Net property and equipment	$4,751	$2,654

Depreciation of property and equipment totaled $1.6 million, $1.2 million and $1.3 million for the years ended March 31, 2014, 2013 and 2012, respectively.
3.        GOODWILL, CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS
The components of the Company’s intangible assets are as follows (in thousands):

	MARCH 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks(1)	$358		$358
Amortizing intangible assets:
Capitalized software(2)	$48,989	($27,067)	$21,922
Customer relationship agreements(3)	4,715	(3,955)	760
Trademarks(4)	340	(340)	—
Total amortizing intangible assets	$54,044	($31,362)	$22,682

	MARCH 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks(1)	$358		$358
Amortizing intangible assets:
Capitalized software(2)	$43,294	($20,314)	$22,980
Customer relationship agreements(3)	4,715	(3,646)	1,069
Trademarks(4)	340	(300)	40
Total amortizing intangible assets	$48,349	($24,260)	$24,089
_____________________________________________________

(1)	The Covisint trademarks were acquired by Compuware in an acquisition in March 2004. These trademarks are deemed to have an indefinite life and therefore are not being amortized.

(2)	Amortization of capitalized software is included in “cost of revenue” in the financial statements. Capitalized software is generally amortized over five years.

(3)
Amortization of customer relationship agreements is included in “sales and marketing” in the financial statements. Customer relationship agreements were acquired as part of acquisitions and are being amortized over periods up to six years.

(4)	Amortization of trademarks is included in “general and administrative” in the financial statements. Trademarks were acquired as part of acquisitions and are being amortized over three years.

Amortization of intangible assets was $7.1 million, $5.4 million and $3.5 million for the years ended March 31, 2014, 2013, and 2012, respectively. Estimated future amortization, based on recorded intangible assets at March 31, 2014, is expected to be as follows (in thousands):

	AT MARCH 31, 2014 FOR THE YEAR ENDING MARCH 31,
	2015	2016	2017	2018	2019
Capitalized software	$6,862	$6,068	$5,119	$3,080	$775
Customer relationships	308	308	144	—	—
Total	$7,170	$6,376	$5,263	$3,080	$775

Impairment Evaluation

The Company evaluated its goodwill and other indefinite-lived intangible assets as of March 31, 2014 and 2013. There were no impairments recorded during fiscal years 2014, 2013 or 2012.

4.        LOSS PER COMMON SHARE
Basic earnings per common share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potentially dilutive equivalent shares outstanding using the treasury method. Earnings per share are presented below as if Covisint Corporation and the Covisint Operations of Compuware had been combined for all periods presented.
EPS data were computed as follows (in thousands, except for per share data):

	YEAR ENDED MARCH 31,
	2014	2013	2012
Basic loss per share:
Numerator: Net loss	($35,658)	($5,648)	($3,327)
Denominator:
Weighted-average common shares outstanding	33,774	30,003	30,003
Basic loss per share	($1.06)	($0.19)	($0.11)
Diluted loss per share:
Numerator: Net loss	($35,658)	($5,648)	($3,327)
Denominator:
Weighted-average common shares outstanding	33,774	30,003	30,003
Dilutive effect of stock awards	—	—	—
Total shares	33,774	30,003	30,003
Diluted loss per share	($1.06)	($0.19)	($0.11)
Stock awards to purchase approximately 4,350,000, 3,630,000 and 3,870,000 shares for the years ended March 31, 2014, 2013 and 2012 respectively, were excluded from the diluted EPS calculation because they were anti-dilutive.

5.     INCOME TAXES
The Covisint business was operated as a division of Compuware prior to the January 2013 Contribution. As a member of the Consolidated Group, the Company’s operations have been included in the Consolidated Group since that date for tax periods or portions thereof commencing after the January 2013 Contribution.
Taxable income and/or loss generated by the Company has been included in the consolidated, combined, or unitary income tax returns of Compuware. Income taxes in the accompanying financial statements have been allocated as if the Covisint business were held in a separate corporation which filed separate income tax returns. The Company believes the assumptions underlying its allocation of income taxes on a separate return basis are reasonable. However, the amounts allocated for income taxes in the accompanying financial statements are not necessarily indicative of the actual amount of income taxes that would have been recorded had Covisint been a separate stand alone tax paying entity.
Income tax provision

(Loss) before income tax provision includes the following (in thousands):

	YEAR ENDED MARCH 31,
	2014	2013	2012
(Loss) before income tax provision:
U.S.	($35,961)	($5,853)	($3,540)
Foreign	388	303	270
Total (loss) before income tax provision	($35,573)	($5,550)	($3,270)

	YEAR ENDED MARCH 31,
	2014	2013	2012
Income tax provision:
Current:
U.S. Federal	$—	$—	$—
Foreign	86	97	105
U.S. State	—	—	129
Total current tax provision	$86	$97	$234

Deferred:
U.S. Federal	$—	$—	$9
Foreign	(1)	1	(7)
U.S. State	—	—	(179)
Total deferred tax provision (benefit)	($1)	$1	($177)

Total income tax provision	$85	$98	$57

The Company’s income tax provision differed from the amount computed on pre-tax income at the U.S. federal income tax rate of 35 percent for the following reasons (in thousands):

	YEAR ENDED MARCH 31,
	2014	2013	2012
Federal income tax at statutory rates	($12,451)	($1,942)	($1,145)
Increase (decrease) in taxes:
State income taxes, net	(1,314)	(213)	(166)
Foreign tax rate differential	(37)	(26)	(18)
Taxes relating to foreign operations	26	(19)	92
Settlement of prior year tax matters	—	—	(34)
Tax credits	(483)	(1,389)	(332)
Losses and tax credits not benefitted(1)	14,355	3,771	1,816
Non-taxable income	—	—	(262)
Non-deductible expenses, net	(11)	—	162
Other, net	—	(84)	(56)
Income tax provision (benefit)	$85	$98	$57

(1)
Losses and tax credits not benefitted line item represents operating losses and tax credits generated by the Company that are not benefitted. These losses are not included in the tabular presentation of deferred tax assets as they have been utilized by Compuware and will not provide future economic benefits to Covisint.

Deferred tax assets and liabilities
Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2014	2013
Deferred tax assets:
Deferred revenue	$5,660	$7,463
Intangible assets	1,827	1,877
Accrued expenses	708	589
Stock-based compensation	7,612	2,040
Net operating loss and other tax credit carryforwards	153	9
Other	280	53
Total deferred tax assets before valuation allowance	16,240	12,031
Less: valuation allowance	4,389	—
Net deferred tax assets	$11,851	$12,031

Deferred tax liabilities:
Intangible assets	1,489	1,131
Capitalized research and development costs	10,911	12,403
Fixed Assets	745	739
Other	226	419
Total deferred tax liabilities	13,371	14,692

Net deferred tax (liabilities)	($1,520)	($2,661)

Current deferred tax assets	$1,017	$2,011
Current deferred tax liabilities	—	(1)
Long-term deferred tax assets	131	146
Long-term deferred tax liabilities	(2,668)	(4,817)
Net deferred tax liabilities	($1,520)	($2,661)

Certain net operating losses ("NOL") and tax credits generated by the Company have been utilized by our parent, Compuware, and are not available to reduce future taxable income of Covisint. Therefore, the deferred tax assets presented above do not include the NOL or tax credits generated by Covisint and utilized by Compuware. In as much as Compuware has paid cash for these NOL and tax credits prior to March 31, 2014, the Company has already realized the economic benefit. Covisint has received the economic benefit of these NOL and tax credits through a reduction of the due to parent and affiliates (for the amount of benefit realized by Compuware) which is reported as an equity contribution from Compuware to Covisint in the accompanying balance sheets prior to the IPO.
The deferred tax asset "Net operating loss and other tax credit carryforwards" represents only those amounts that have been generated by Covisint and are not available to be included in the taxable results of Compuware. Such amounts have a full valuation allowance against them since the Company believes the deferred tax assets are not more likely than not to be realized.
These financial statements reflect the position of the Company as not permanently reinvesting any earnings in its foreign subsidiaries and recognizing all deferred tax liabilities that arise from outside basis differences in its investments in subsidiaries.

At March 31, 2014, the Company had net operating losses and tax credit carryforwards for income tax purposes of $153,000 which expire in the tax years as follows (in thousands):

	March 31, 2014
	Balance	Expiration
U.S. state net operating losses	$145	2018-2034
U.S. state tax credit carryforwards	8	2028-2029
Total	$153

Uncertain tax positions
The amount of gross unrecognized tax benefits ("UTBs") was $354,000, $0 and $475,000 as of March 31, 2014, 2013 and 2012, respectively, all of which, net of federal benefit, would favorably affect the Company’s effective tax rate if recognized in future periods.
The following is a tabular reconciliation of the total amounts of UTBs for the years ended March 31, 2014, 2013 and 2012 (in thousands):

	March 31,
	2014	2013	2012
Gross unrecognized tax benefit for beginning of period	$—	$475	$438
Gross increases to tax positions for prior periods	—	—	—
Gross decreases to tax positions for prior periods	—	(475)	(56)
Gross increases to tax positions for current period	354	—	127
Settlements	—	—	(34)
Gross unrecognized tax benefit for period ended	$354	$—	$475
The Company recognizes interest and penalties related to UTBs within the income tax expense line in the accompanying consolidated statement of operations. As of March 31, 2014, no interest and penalties were accrued.
The Covisint business was operated as a division of Compuware until December 31, 2012 and, as a division, our operations were included in the tax returns filed by Compuware’s consolidated group, or Consolidated Group, for U.S. federal income tax purposes, as well as in certain consolidated, combined or unitary groups that include Compuware and/or certain of its subsidiaries, or Combined Group, for taxes other than U.S. federal income taxes. Effective January 1, 2013, Compuware contributed to us substantially all of the assets and liabilities related to our business and, as a member of the Consolidated Group, our operations have been included in the Consolidated Group since that date for tax periods or portions thereof commencing after such contribution.
In connection with the January 2013 Contribution, Compuware and the Company have entered into a tax sharing agreement. Pursuant to this agreement, the Company and Compuware generally will make payments to each other such that, with respect to tax returns for any taxable period in which the Company or any of the Company’s subsidiaries are included in the Consolidated Group or any Combined Group, the amount of taxes to be paid by the Company will be determined, subject to certain adjustments, as if the Company and each of its subsidiaries included in such Consolidated Group or Combined Group filed the Company’s own consolidated, combined, unitary or separate tax return. Each member of a consolidated group during any part of a consolidated return year is severally liable for tax on the consolidated return of such year and for any subsequently determined deficiency thereon. Similarly, in some jurisdictions, each member of a consolidated, combined or unitary group for state, local or foreign tax purposes is jointly and severally liable for the state, local or foreign tax liability of each other member of the consolidated, combined or unitary group. Accordingly, for any period in which it is included in the Consolidated Group or any Combined Group, the Company could be liable in the event that any income or other tax liability was incurred, but not discharged, by any other member of any such group even if the Company is no longer a member of such Consolidated Group or Combined Group. Compuware has paid, or will pay, through a reduction in the amount due to Compuware $9.1 million and $1.2 million for tax loss and credit benefits provided by the Company to the Consolidated Group for the years ended March 31, 2014 and 2013, respectively. Upon distribution of the Company stock held by Compuware, the tax sharing agreement benefits provided to the Company will generally and prospectively cease.
Cash paid for income taxes

Cash paid by the Company for income taxes was $0 for the year ended March 31, 2014. Cash paid by the Parent on the Company’s behalf for income taxes was $106,000 and $227,000 during the years ended March 31, 2013 and 2012, respectively.

6.        COMMITMENTS AND CONTINGENCIES
Contractual Obligations
At March 31, 2014, the Company occupied office space within facilities owned and leased by Compuware. The Company had not previously entered into commitments related to space occupied within Compuware facilities; however, the expenses allocated or charged to the Company included costs associated with such facilities. The Company entered into standalone operating lease agreements for its Shanghai, Frankfurt and Detroit locations in the first quarter of our fiscal year 2015.
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

7.        BENEFIT PLANS
As the Company is a majority-owned subsidiary of Compuware, certain Covisint employees have been granted Compuware stock compensation awards. In accordance with the provisions of Staff Accounting Bulletin (“SAB”) 1.B.1, “Costs Reflected in Historical Financial Statements,” the expense for these awards is included within the accompanying financial statements.
Employee Stock Ownership Plan and 401(k) Plan
Effective April 1, 2012, Compuware began providing a matching program for the 401(k). The Company matches 33 percent of employees’ 401(k) contributions up to 2 percent of eligible earnings. Matching contributions vest 100 percent when an employee attains three years of service. For the years ended March 31, 2014, and 2013, the Company expensed $0.7 million and $0.5 million, respectively, related to this program.
Effective April 8, 2014, the Company effectively transitioned all Covisint employees from the Compuware 401(k) program to a newly established Covisint 401(k) program. All balances were transferred to the new plan which operates with nearly identical components and characteristics as the former Compuware 401(k) plan.
Compuware Stock-Based Compensation Plans
Compuware Stock Option Activity
A summary of option activity for Covisint employees under Compuware’s stock-based compensation plans as of March 31, 2014, and changes during the year then ended is presented below. Shares and intrinsic value are presented in thousands.

	YEAR ENDED MARCH 31, 2014
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of March 31, 2013	979	$9.19
Granted	—
Exercised	(295)	$7.98		$875
Forfeited	(160)	$10.49
Canceled/expired	(56)	$11.54
Net transfers	4
Options outstanding as of March 31, 2014	472	$9.23	5.37	$572
Options vested and expected to vest, net of estimated forfeitures, as of March 31, 2014	455	$9.20	5.29	$565
Options exercisable as of March 31, 2014	321	$8.91	4.46	$508
The vesting schedule of options has varied over the years with the following vesting terms being the most common: (1) 40% of shares vest on the first anniversary date and 30% vest on the second and third anniversary dates; (2) 50 percent of shares vest on the third anniversary date and 25 percent on the fourth and fifth anniversary dates; (3) 20% of shares vest on each annual anniversary date over five years (4) 30 percent of shares vest on the first and second anniversary dates and 40 percent vest on the third anniversary date; or (5) 25 percent of shares vest on each annual anniversary date over four years.
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
During the year ended March 31, 2014, 70,697 Compuware option shares that were granted to Covisint employees vested, exclusive of terminations. The vested shares had an average fair value of $4.52 per share.
Compuware Restricted Stock Units and Performance-Based Stock Awards Activity
A summary of non-vested restricted stock units (“RSUs”) and performance-based stock awards (“PSAs” and collectively “Non-vested RSU”) activity for Covisint employees and directors under the Compuware LTIP as of March 31, 2014, and changes during the year then ended is presented below. Shares and intrinsic value are presented in thousands.

	YEAR ENDED MARCH 31, 2014
	Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Non-vested RSU outstanding at April 1, 2013	845
Granted	104	$11.22
Released	(84)		$942
Forfeited	(687)
Dividend equivalents, net	4	$9.32
Non-vested RSU outstanding at March 31, 2014	182

RSUs have various vesting terms related to the purpose of the award. The most common vesting term is 25 percent of shares vest on each annual anniversary date over four years.
The awards are settled by the issuance of one common share of Compuware stock for each unit upon vesting and vesting accelerates upon death, disability or a change in control of Compuware.
Compuware paid quarterly dividends of $0.125 per share. As a result of these dividend payments, approximately 19,600 dividend equivalent shares were issued to participants holding non-vested RSUs as of the dividend record date during the year ended March 31, 2014, respectively.

Covisint Stock-Based Compensation Plan
In August 2009, Covisint established a 2009 Long-Term Incentive Plan (“2009 Covisint LTIP”) allowing the Board of Directors of Covisint to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based cash or restricted stock unit awards and annual cash incentive awards to employees and directors of Covisint and its affiliates. The 2009 Covisint LTIP reserves 4.5 million common shares of Covisint common stock for issuance under this plan. On December 30, 2013, the Board of Directors of Covisint adopted the First Amendment to the 2009 Covisint LTIP, subject to shareholder approval. The Amendment increased the number of shares of Covisint’s common stock available for issuance pursuant to stock-based awards granted under the LTIP by 3.0 million shares (increasing the number of shares available for issuance under the LTIP from 4.5 million to 7.5 million). On January 2, 2014, Compuware, as the holder of the majority of the outstanding shares of the Company’s common stock, approved the Amendment to increase the shares available. The increase in shares set forth in the Amendment became effective on February 13, 2014, twenty (20) days after the date of mailing of the Company’s Schedule 14C Information Statement to the Company's public shareholders.
As of March 31, 2014, there were 4.5 million stock options outstanding from the 2009 Covisint LTIP.
The Covisint stock options included a performance condition requiring an IPO of the Company prior to vesting. Since the IPO, the performance condition of these options was satisfied and the Company has recognized stock compensation expense of $19.0 million for the year ended March 31, 2014.
Certain individuals, who received stock options from the 2009 Covisint LTIP, were also eligible to be awarded PSAs from the Compuware 2007 LTIP. There were 681,000 PSAs that were canceled upon the closing of the Covisint IPO. As a result, $2.9 million of expense associated with the PSAs was reversed during the year ended March 31, 2014. PSA credits totaling $2.5 million was recorded to “general and administrative” during the year ended March 31, 2014. PSA expense totaling $0.9 million was recorded to “general and administrative” during the year ended March 31, 2013.
Stock Option Activity
A summary of option activity under the Company’s stock-based compensation plans as of March 31, 2014, and changes during the year then ended is presented below (shares and intrinsic value in thousands):

	YEAR ENDED MARCH 31, 2014
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of April 1, 2013	4,278	$2.81
Granted	464	$11.32
Exercised	(128)
Forfeited	(156)	$9.19
Options outstanding as of March 31, 2014	4,458	$3.48	3.57	$18,713
Options vested and expected to vest, net of estimated forfeitures, as of March 31, 2014	4,403	$3.36	3.50	$18,713
Options exercisable as of March 31, 2014*	2,077	$2.56	2.39	$9,898
*All remaining exercisable options subject to lock-up agreement
All options were granted at estimated fair market value and expire ten years from the date of grant.
Stock Awards Compensation
For the years ended March 31, 2014, 2013 and 2012, respectively, net stock awards compensation expense was recorded as follows in thousands:

	YEAR ENDED MARCH 31,
	2014	2013	2012
Stock awards compensation classified as:
Cost of revenue	$829	$6	$5
Research and development	722	1	1
Sales and marketing	5,594	360	9
General and administrative	10,330	1,262	1,077
Total stock awards compensation expense before income taxes	$17,475	$1,629	$1,092

Total stock awards compensation expense before income taxes of $17.5 million for the year ended March 31, 2014, is primarily comprised of $12.5 million recorded for the cumulative expense of the IPO performance condition of the Company's stock options being satisfied upon completion of the IPO, the reversal of $2.9 million recorded in conjunction with the cancellation of Compuware PSAs, and $7.9 million of additional stock compensation expense that was recognized since the IPO.

The Company determined that options granted prior to December 31, 2012 may not satisfy certain requirements of Section 409A of the Internal Revenue Code (“Code”), and therefore, offered recipients of these options an amendment which provides for fixed exercise dates for options that were so amended. The Company intends that such amendment will cure any failure of the options to comply with Section 409A of the Code without incurring penalties thereunder. In December 2012, 3,303,000 of the 3,558,000 then outstanding options were amended. The compensation cost associated with the amendments is based on the fair value of the modified award. Fair value of the underlying shares ($8.25) was determined by the Company’s board of directors by utilizing both a discounted cash flow method and a market comparable method. The fixed exercise dates are during the three calendar years following an IPO and extend the requisite service period for options which were so amended through January 1 of the third calendar year following an IPO. In connection with the modification of the options, the Company has agreed to reimburse the option holders who have accepted the amendment for certain negative personal tax implications incurred as a result of any violation of Section 409A of the Code that may later be found to have occurred. Any such reimbursement would also include a tax gross-up, resulting in the net reimbursement equaling any penalties incurred based on Section 409A of the Code.

As of March 31, 2014, total unrecognized compensation cost of $8.5 million, net of estimated forfeitures, related to nonvested equity awards granted is expected to be recognized over a weighted-average period of approximately 1.5 years. The following table summarizes the Company’s future recognition of its unrecognized compensation cost related to stock awards as of March 31, 2014 (in thousands).

	YEAR ENDING MARCH 31,
Stock-Based Compensation Plan:	Total	2015	2016	2017	2018

Covisint	$7,662	$4,908	$2,009	$468	$277
Compuware	855	425	299	131
Total	$8,517	$5,333	$2,308	$599	$277

8.        RELATED PARTY TRANSACTIONS
Up until January 31, 2014, when Compuware divested its services business, the Company utilized services staff of Compuware to provide certain services to customers and to provide additional resources for research and development activities. These costs are included in “cost of revenue” and “research and development” as applicable. Compuware provided these services substantially at cost to Covisint through March 31, 2013 and at market rates effective April 1, 2013. Many of the Compuware employees providing these services transferred to Covisint effective March 1, 2013. Charges for those services totaled $1.4 million, $17.4 million and $16.3 million for the years ended March 31, 2014, 2013 and 2012, respectively.

Certain related party transactions are settled in cash and are reflected as due to or due from parent and affiliates within the consolidated balance sheet. At March 31, 2014, the Company had a net receivable due from parent of $2.8 million, as compared to a net payable of $7.6 million at March 31, 2013. The activity in the year ended March 31, 2014 was primarily comprised of the $10.9 million payment of the September 30, 2013 liability balance on October 21, 2013, $9.1 million related to Compuware’s use of the Company’s tax loss and other tax related attributes, and $1.0 million due to the net change in working capital. This activity was partially offset by $(10.6) million of corporate expenses allocated to Covisint.
Refer to Note 1 for discussion of allocated expenses.
9.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Quarterly financial information for the years ended March 31, 2014 and 2013 was as follows (in thousands, except for per share data):

	Fiscal 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$24,101	$24,525	$24,109	$24,400	$97,135
Gross profit	10,791	10,399	10,449	9,122	40,761
Operating loss	(4,667)	(12,712)	(8,292)	(9,902)	(35,573)
Pre-tax loss	(4,667)	(12,712)	(8,292)	(9,902)	(35,573)
Net loss	(4,670)	(12,746)	(8,314)	(9,928)	(35,658)
Basic loss per share (1)	(0.16)	(0.42)	(0.22)	(0.27)	(1.06)
Diluted loss per share (1)	(0.16)	(0.42)	(0.22)	(0.27)	(1.06)
_____________________________________________________

(1)	Full year basic and diluted loss per share may not agree to the sum of the four quarters because each quarter is a separate calculation.

	Fiscal 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$20,613	$20,606	$23,801	$25,712	$90,732
Gross profit	9,935	9,435	11,628	12,159	43,157
Operating income (loss)	133	(2,255)	(149)	(3,279)	(5,550)
Pre-tax income (loss)	133	(2,255)	(149)	(3,279)	(5,550)
Net income (loss)	131	(2,310)	(180)	(3,289)	(5,648)
Basic loss per share (1)	—	(0.08)	(0.01)	(0.11)	(0.19)
Diluted loss per share (1)	—	(0.08)	(0.01)	(0.11)	(0.19)
_____________________________________________________

(1)	Full year basic and diluted loss per share may not agree to the sum of the four quarters because each quarter is a separate calculation.

10.     SUBSEQUENT EVENTS

On October 1, 2013, Covisint completed its IPO. After giving effect to the IPO, Compuware retained over eighty (80%) percent ownership of Covisint common stock in order to enable it to qualify under United States Internal Revenue Code Section 355 for a subsequent tax-free distribution of its shares in Covisint to Compuware shareholders. At that time, Compuware had announced its intention to complete the spinoff distribution of its Covisint shares within one year of the IPO. Compuware has since confirmed its intention.

At the time of the IPO, holders of non-qualified stock options to acquire Covisint common stock under the Covisint 2009 LTIP entered into lock-up agreements prohibiting them from exercising their options until two hundred seventy (270) days after the IPO. These lock-up agreements enabled Compuware to continue to maintain 80% or greater ownership of Covisint common stock required for the contemplated tax-free distribution. However, if the option holders were to exercise their options after the end of the lock-up period, but prior to the completion of the spinoff distribution, Compuware would potentially have to purchase from Covisint up to four shares of Covisint common stock for each share of Covisint common stock acquired by the option holders in order for Compuware to maintain its eligibility to distribute its Covisint shares on a tax-free basis.

In order to maintain 80% or greater ownership of Covisint in light of the exercisable options under the LTIP, while reducing the cost to Compuware of doing so, Covisint and Compuware agreed to the following:

1)
Covisint would amend all outstanding options to purchase Covisint common stock exercisable through the end of December 2014 to provide the option holder with a "tandem" stock appreciation right ("SAR"). In lieu of the exercise of the option, the option holder can exercise the SAR, which will allow the option holder to realize the value of his or her exercisable options (the fair market value of the Company’s common stock less the option strike price) without placing additional shares into the market through the exercise of the option. The exercise price of the SAR will be the same as the exercise price of the outstanding option.

2)
Compuware will acquire from Covisint (and not through the market) sufficient shares of Covisint common stock at fair market value in order to provide Covisint with the funds necessary to pay for the option holder’s exercise of the SAR rights.

On May 7, 2014, Covisint and Compuware entered into a Purchase Agreement for Compuware to purchase from Covisint shares of Covisint common stock. The Purchase Agreement provides that Compuware will purchase Covisint shares at fair market value, which is defined as the average of the closing price of the Company’s common stock on the NASDAQ Stock Exchange on each of the five trading days immediately preceding the purchase date. The Purchase Agreement provides that Compuware will make an initial purchase of $1,000,000 worth of Covisint shares on June 25, 2014. Further purchases will be made by Compuware on a monthly basis through the earlier of January 2015 or the month following completion of the Covisint spinoff by Compuware to the extent the aggregate payout of the exercise of SARs exceeds $1,000,000 plus the aggregate amounts paid by Compuware for purchases under Article VII of the Master Separation Agreement. Covisint will provide a Notice of Subsequent Purchase to Compuware monthly, which will provide the aggregate cost of the SAR exercises for the month, and calculate the number of shares that Compuware will purchase. As Compuware is a sophisticated, accredited investor, the controlling shareholder of Covisint and the only offeree of the shares, the sales of common shares by Covisint to Compuware will be exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 8, 2014, the Company amended each of its outstanding option agreements to purchase Covisint common stock exercisable through the end of December 2014 to provide the option holder with the tandem SAR. Under the Amendment to Stock Option Agreement, the option holder is given a right to exercise the SAR and receive a cash payment equal to the product of (1) the number of shares with respect to the SAR is being exercised, and (2) the fair market value of the shares on the date of exercise over the exercise price of the SAR. The SARs will be exercisable from June 24, 2014 until the earlier of (a) the completion of the spinoff, (b) the exercise of the related option or (c) December 26, 2014.

To facilitate the option amendments and the related pricing of the SARs, on May 8, 2014, Covisint executed the Second Amendment to the 2009 Long-term Incentive Plan following approval by the Covisint Board of Directors. The Second Amendment enables the Compensation Committee of the Company's Board of Directors to determine the per share exercise price for each stock appreciation right granted under the LTIP, provided that the exercise price of a stock appreciation right that is not granted in tandem with an option may not be less than 100 percent of the fair market value on the grant date, and the exercise price of a stock appreciation right that is granted in tandem with an option may not be less than 100 percent of the exercise price of the tandem option.

On May 13, 2014, the Company received from Compuware $2.8 million, the balance due from parent and affiliates as of March 31, 2014.

On May 28, 2014, David A. McGuffie resigned as a director of the Company.
ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

Not Applicable.
ITEM 9A. CONTROLS AND PROCEDURES
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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures are effective, at the reasonable assurance level, to cause information required to be disclosed in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required financial disclosure.
Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the year ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION

None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is contained in the Proxy Statement under the captions “Corporate Governance” (excluding the Report of the Audit Committee), “Election of Directors” and “Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is contained in the Proxy Statement under the caption “Compensation of Executive Officers” and “Corporate Governance” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

The information required by this Item is contained in the Proxy Statement under the caption “Security Ownership of Management and Major Shareholders” and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is contained in the Proxy Statement under the caption “Other Matters - Related Party Transactions,” “Corporate Governance” and “Compensation of Executive Officers - Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is contained in the Proxy Statement under the caption “Item No. 2 - Ratification of Appointment of the Independent Registered Public Accounting Firm” and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    Documents filed as part of this report.
1.    Combined and Consolidated Financial Statements
The following combined and consolidated financial statements of the Company and its subsidiaries are filed herewith:

Page
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of March 31, 2014 and 2013
Combined and Consolidated Statements of Comprehensive Loss for each of the years ended March 31, 2014, 2013 and 2012
Combined and Consolidated Statements of Shareholders’ Equity for each of the years ended March 31, 2014, 2013 and 2012
Combined and Consolidated Statements of Cash Flows for each of the years ended March 31, 2014, 2013 and 2012
Notes to Combined and Consolidated Financial Statements

2.    Financial Statement Schedules

All financial statement schedules are omitted as the required information is not applicable or the information is presented in the combined and consolidated financial statements or related notes.

3.	Exhibits

The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index attached to this report. The Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Detroit, State of Michigan, on May 30, 2014.

COVISINT CORPORATION

Date:	May 30, 2014	By: /s/ Samuel M. Inman, III
Samuel M. Inman, III
Chief Executive Officer
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Samuel M. Inman, III	President and Chief Executive	May 30, 2014
Samuel M. Inman, III	Officer and Director (Principal Executive Officer)

/s/ Enrico Digirolamo	Chief Financial Officer	May 30, 2014
Enrico Digirolamo	(Principal Financial Officer and Principal Accounting Officer)
/s/ Robert C. Paul	Director	May 30, 2014
Robert C. Paul

/s/ Bernard M. Goldsmith	Director	May 30, 2014
Bernard M. Goldsmith

/s/ William O. Grabe	Director	May 30, 2014
William O. Grabe

/s/ Lawrence David Hansen	Director	May 30, 2014
Lawrence David Hansen

/s/ Philip F. Lay	Director	May 30, 2014
Philip F. Lay

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation**
3.2	Amended and Restated Bylaws**
10.01	Amended and Restated Master Separation Agreement**
10.02	First Amendment to Amended and Restated Master Separation Agreement**
10.03	Second Amendment to Amended and Restated Master Separation Agreement**
10.4	Amended and Restated Employee Benefits Agreement**
10.5	Compuware Services Agreement**
10.6	Amended and Restated Intellectual Property Agreement**
10.7	Registration Rights Agreement**
10.8	Amended and Restated Shared Services Agreement**
10.9	Amended and Restated Tax Sharing Agreement**
10.1	Contribution Agreement**
*10.11	Severance Agreement between Compuware Corporation and David A. McGuffie**
*10.12	Severance Agreement between Covisint Corporation and W. James Prowse**
*10.13	Severance Agreement between Covisint Corporation and Steve R. Asam**
*10.14	Severance Agreement between Covisint Corporation and Enrico Digirolamo**
*10.15	Director Compensation Summary***
*10.16	2009 Long Term Incentive Plan**
*10.17	First Amendment to 2009 Long-Term Incentive Plan****
*10.18	Second Amendment to 2009 Long-Term Incentive Plan*****
*10.19	Form of Option Agreement**
*10.20	Amendment No. 1 to Option Agreement**
*10.21	Amendment to Stock Option Agreement, dated May 8, 2014*****
10.22	Purchase Agreement between Compuware Corporation and Covisint Corporation, dated May 7, 2014*****
10.23	Compuware Headquarters Building Lease between Compuware Corporation and Covisint Corporation, dated March 28, 2014
21.1	Subsidiaries**
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act
32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*A management contract or compensatory plan or arrangement.
**Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-188603).
***Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2013.
****Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on January 6, 2014.
*****Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, as amended, filed on May 13, 2014.