Form 10-Q
period 2014-06-30
Covisint Corp
filed 2014-08-07
CIK 1563699

As filed with the Securities and Exchange Commission on August 7, 2014.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36088

Covisint Corporation
(Exact name of registrant as specified in its charter)

MICHIGAN (State or other jurisdiction of incorporation or organization)	26-2318591 (I.R.S. Employer Identification Number)

One Campus Martius, Suite 700, Detroit, Michigan 48226-5099
(313) 961-4100
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
As of August 7, 2014, there were outstanding 37,892,408 shares of Common Stock, no par value, of the registrant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Covisint Corporation
Detroit, Michigan

We have reviewed the accompanying condensed consolidated balance sheet of Covisint Corporation and subsidiaries (the “Company”) as of June 30, 2014, and the related condensed consolidated statements of comprehensive loss and cash flows for the three-month periods ended June 30, 2014 and 2013, and shareholders’ equity for the three-month period ended June 30, 2014. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Covisint Corporation and subsidiaries as of March 31, 2014, and the related consolidated statements of comprehensive loss, shareholders’ equity, and cash flows of the Company, for the year then ended (not presented herein); and in our report dated May 30, 2014, we expressed an unqualified opinion on those consolidated financial statements (which report includes an explanatory paragraph referring to the financial statements prior to January 1, 2013 being prepared from the records of Compuware Corporation). In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
August 7, 2014

COVISINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	June 30, 2014	March 31, 2014
ASSETS
CURRENT ASSETS:
Cash	$43,129	$49,536
Accounts receivable, net	18,732	21,838
Deferred tax asset, net	677	1,017
Due from parent and affiliates	4,136	2,813
Other current assets	6,599	5,983
Total current assets	73,273	81,187
PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION	4,940	4,751
CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS, NET	22,047	23,040
OTHER:
Goodwill	25,385	25,385
Deferred costs	5,198	6,188
Deferred tax asset, net	127	131
Other assets	754	766
Total other assets	31,464	32,470
TOTAL ASSETS	$131,724	$141,448
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,963	$3,893
Accrued commissions	1,245	1,640
Deferred revenue	14,806	16,606
Accrued expenses	3,649	3,752
Due to parent and affiliates	—	—
Total current liabilities	23,663	25,891
DEFERRED REVENUE	9,119	11,223
ACCRUED LIABILITIES	56	56
DEFERRED TAX LIABILITY, NET	2,421	2,668
Total liabilities	35,259	39,838
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS' EQUITY:
Preferred stock, no par value - authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, no par value - authorized 50,000,000 shares; issued and outstanding 37,601,019 (37,490,500 issued and outstanding as of March 31, 2014)	—	—
Additional paid-in capital	147,533	140,569
Retained deficit	(51,063)	(38,947)
Accumulated other comprehensive income (loss)	(5)	(12)
Total shareholders' equity	96,465	101,610
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$131,724	$141,448
See notes to condensed consolidated financial statements.

COVISINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,
	2014	2013
REVENUE	$21,587	$24,101
COST OF REVENUE	15,266	13,310
GROSS PROFIT	6,321	10,791
OPERATING EXPENSES:
Research and development	3,116	2,585
Sales and marketing	9,772	7,339
General and administrative	5,546	5,534
Total operating expenses	18,434	15,458
OPERATING LOSS	(12,113)	(4,667)

Other income	22	—

LOSS BEFORE INCOME TAX PROVISION	(12,091)	(4,667)
INCOME TAX PROVISION	25	3
NET LOSS	($12,116)	($4,670)
Basic and diluted loss per share	($0.32)	($0.16)
OTHER COMPREHENSIVE INCOME, NET OF TAX
Foreign currency translation adjustments	$7	($1)
OTHER COMPREHENSIVE INCOME, NET OF TAX	7	(1)
COMPREHENSIVE LOSS	($12,109)	($4,671)

See notes to condensed consolidated financial statements.

COVISINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THREE MONTHS ENDED JUNE 30, 2014
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at March 31, 2014	37,490,500	$—	$140,569	($38,947)	($12)	$101,610
Net loss				(12,116)		(12,116)
Parent contribution of stock awards and related taxes, net			(12)			(12)
Covisint stock compensation (Note 5)			2,479			2,479
Covisint stock option exercises	110,519		196			196
Income taxes			4,301			4,301
Foreign currency translation					7	7
Balance at June 30, 2014	37,601,019	$—	$147,533	($51,063)	($5)	$96,465

See notes to condensed consolidated financial statements.

COVISINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended June 30,
	2014	2013
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	($12,116)	($4,670)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	2,343	2,092
Deferred income taxes	(53)	4
Stock award compensation	2,619	486
Net change in assets and liabilities:
Accounts receivable	3,108	2,538
Other assets	458	618
Accounts payable and accrued expenses	(438)	(1,078)
Deferred revenue	(3,898)	(275)
Net cash provided by (used in) operating activities	(7,977)	(285)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of:
Property and equipment	(820)	(171)
Capitalized software	(790)	(1,952)
Net cash used in investing activities	(1,610)	(2,123)
CASH FLOWS PROVIDED BY FINANCING ACTIVITES:
Cash payments from parent company	8,775	26,224
Cash payments to parent company	(5,787)	(23,103)
Initial public offering costs	—	(299)
Net proceeds from exercise of stock awards	196	—
Net cash provided by financing activities	3,184	2,822
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4)	8
NET CHANGE IN CASH	(6,407)	422
CASH AT BEGINNING OF PERIOD	49,536	966
CASH AT END OF PERIOD	$43,129	$1,388

See notes to condensed consolidated financial statements.

COVISINT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The accompanying unaudited condensed consolidated financial statements (“Financial Statements”) include the accounts of Covisint Corporation and subsidiaries, a Michigan corporation majority-owned by Compuware Corporation (“Compuware” or the “Parent”).

The Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), for interim financial information and with the instructions of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based its assumptions and estimates on the facts and circumstances existing at June 30, 2014, final amounts may differ from these estimates. In the opinion of the Company’s management, the accompanying Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented.

The Company evaluated subsequent events through the date its financial statements were issued.

These financial statements should be read in conjunction with the Company's 2014 Annual Report on Form 10-K. Prior to April 1, 2014, the Compuware allocation was recorded within general and administrative expense. Effective April 1, 2014, the allocation was replaced with actual expenses and these have been recorded in each respective line item. Other than this allocation, there have been no significant changes to the Company’s accounting policies as disclosed in the Company’s 2014 Annual Report on Form 10-K.
Recently Issued Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company adopted this ASU effective April 1, 2014, and the adoption did not have a significant impact on the Company's financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," a new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that revenue should be recognized as goods or services are transferred to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company is currently evaluating the impact of adopting this guidance.
2.    CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS
The components of the Company’s intangible assets are as follows (in thousands):

	June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks(1)	$358		$358
Amortizing intangible assets:
Capitalized software(2)	$49,778	($28,772)	$21,006
Customer relationship agreements(3)	4,715	(4,032)	683
Trademarks(4)	340	(340)	—
Total amortizing intangible assets	$54,833	($33,144)	$21,689

	March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks(1)	$358		$358
Amortizing intangible assets:
Capitalized software(2)	$48,989	($27,067)	$21,922
Customer relationship agreements(3)	4,715	(3,955)	760
Trademarks(4)	340	(340)	—
Total amortizing intangible assets	$54,044	($31,362)	$22,682
_____________________________________________________

(1)	The Covisint trademarks were acquired by Compuware in an acquisition in March 2004. These trademarks are deemed to have an indefinite life and therefore are not being amortized.

(2)	Amortization of capitalized software is included in “cost of revenue” in the condensed consolidated statements of comprehensive loss. Capitalized software is generally amortized over five years.

(3)
Amortization of customer relationship agreements is included in “sales and marketing” in the condensed consolidated statements of comprehensive loss. Customer relationship agreements were acquired as part of acquisitions and are being amortized over periods up to six years.

(4)
Amortization of trademarks is included in “general and administrative” in the condensed consolidated statements of comprehensive loss. Trademarks were acquired as part of acquisitions and are being amortized over three years.

Amortization expense of intangible assets was $1.8 million and $1.7 million for the three months ended June 30, 2014 and 2013, respectively. Estimated future amortization expense, based on identified intangible assets at June 30, 2014, is expected to be as follows (in thousands):

	At June 30, 2014 for the Year Ending March 31,
	2015	2016	2017	2018	2019
Capitalized software	$5,170	$6,226	$5,277	$3,238	$933
Customer relationships	231	308	144	—	—
Total	$5,401	$6,534	$5,421	$3,238	$933

3.    EARNINGS PER COMMON SHARE
Basic earnings per common share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potentially dilutive equivalent shares outstanding using the treasury method.
EPS data were computed as follows (in thousands, except for per share data):

	Three Months Ended June 30,
	2014	2013
Basic loss per share:
Numerator: Net loss	($12,116)	($4,670)
Denominator:
Weighted-average common shares outstanding	37,499	30,003
Basic loss per share	($0.32)	($0.16)
Diluted loss per share:
Numerator: Net loss	($12,116)	($4,670)
Denominator:
Weighted-average common shares outstanding	37,499	30,003
Dilutive effect of stock awards	—	—
Total shares	37,499	30,003
Diluted loss per share	($0.32)	($0.16)

Stock awards to purchase approximately 4,531,000 and 4,274,000 shares for the three months ended June 30, 2014 and 2013, respectively, were excluded from the diluted EPS calculation because they were anti-dilutive.
4.    COMMITMENTS AND CONTINGENCIES
Contractual Obligations

The Company entered into standalone operating lease agreements for its Shanghai, China and Detroit locations in the first quarter of our fiscal year 2015. The Shanghai lease expires on April 30, 2017 and does not contain any purchase obligations associated with the lease. The total future minimum lease obligation of the Shanghai lease is approximately $1.5 million as of June 30, 2014. The lease agreement for the Company's Detroit location expires March 31, 2015.
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
Beginning on May 30, 2014, two putative class actions were filed in the U.S. District Court for the Southern District of New York against the Company, directors and certain officers at the time of the Company's initial public offering ("IPO") alleging violation of securities laws in connection with the Company's IPO and seeking unspecified damages. We believe these lawsuits are without merit, and we intend to vigorously defend them. The Company currently has no other outstanding material litigation.
5.    BENEFIT PLANS
Compuware Stock-Based Compensation Plans
As the Company is a majority-owned subsidiary of Compuware, certain Covisint employees have been granted Compuware stock compensation awards. In accordance with the provisions of Staff Accounting Bulletin (“SAB”) 1.B.1, “Costs Reflected in Historical Financial Statements,” the expense for these awards is included within the condensed consolidated statements of comprehensive loss.
Compuware Stock Option Activity
A summary of option activity for Covisint employees under Compuware’s stock-based compensation plans as of June 30, 2014, and changes during the three months then ended is presented below. Shares and intrinsic value are presented in thousands.

	Three Months Ended June 30, 2014
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of April 1, 2014	472	$9.23
Granted	—
Exercised	(29)	8.12		$59
Forfeited	(26)	9.84
Cancelled/expired	(12)	11.16
Options outstanding as of June 30, 2014	405	$9.21	1.77	$366
Options vested and expected to vest, net of estimated forfeitures, as of June 30, 2014	393	$9.19	1.72	$366
Options exercisable as of June 30, 2014	279	$8.90	1.23	$357
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
During the three months ended June 30, 2014, 1,376 Compuware option shares granted to Covisint employees vested, with an average fair value of $8.63 per share.
Compuware Restricted Stock Units
A summary of non-vested restricted stock units (“RSUs”) activity for Covisint employees and directors under the Compuware LTIP as of June 30, 2014, and changes during the three months then ended is presented below. Shares and intrinsic value are presented in thousands.

	Three Months Ended June 30, 2014
	Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Non-vested RSU outstanding at April 1, 2014	182
Granted	—
Released	(32)		$320
Forfeited	(4)
Dividend equivalents, net	1	$9.74
Non-vested RSU outstanding at June 30, 2014	147

RSUs have various vesting terms related to the purpose of the award. The most common vesting term is 25 percent of shares vest on each annual anniversary date over four years.
The awards are settled by the issuance of one common share of Compuware stock for each unit upon vesting and vesting accelerates upon death, disability or a change in control of Compuware.
Compuware paid quarterly dividends of $0.125 per share. As a result of these dividend payments, approximately 967 dividend equivalent shares were issued to participants holding non-vested RSUs as of the dividend record date during the three months ended June 30, 2014, respectively.
Covisint 401(k) Plan
The Company matches 33 percent of employees’ 401(k) contributions up to 2 percent of eligible earnings. Matching contributions vest 100 percent when an employee attains one year of service. During the three months ended June 30, 2014 and 2013, the Company expensed $0.2 million and $0.2 million related to this program.
Covisint Stock-Based Compensation Plan
In August 2009, Covisint established a 2009 Long-Term Incentive Plan (“2009 Covisint LTIP”) allowing the Board of Directors of Covisint to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based cash or restricted stock unit awards and annual cash incentive awards to employees and directors of Covisint and its affiliates. The 2009 Covisint LTIP reserves 4.5 million common shares of Covisint for issuance under this plan. On December 30, 2013, the Board of Directors of Covisint Corporation adopted the First Amendment to the 2009 Covisint LTIP, subject to shareholder approval. The Amendment increased the number of shares of Covisint’s common stock available for issuance pursuant to stock-based awards granted under the LTIP by 3 million shares (increasing the number of shares available for issuance under the LTIP from 4.5 million to 7.5 million). On January 2, 2014, Compuware, as holder of the majority of the outstanding shares of the Company's common stock, approved the Amendment to increase the shares available. The increase in shares set forth in the Amendment became effective on February 13, 2014, twenty (20) days after the date of mailing of the Company’s Schedule 14C Information Statement to the Company's shareholders.

As of June 30, 2014, there were 4.4 million stock options outstanding from the 2009 Covisint LTIP. The Company recognized stock compensation expense of $2.6 million for the three months ended June 30, 2014.
Certain individuals, who received stock options from the 2009 Covisint LTIP, were also eligible to be awarded performance-based stock awards (“PSAs”) from the Compuware 2007 LTIP. As of June 30, 2013, there were 631,000 PSAs that were cancelled upon the closing of the Covisint IPO. PSA expense totaling $0.2 was recorded to “general and administrative” during the three months ended June 30, 2013. As the PSAs were cancelled upon IPO, no expense was recognized during the three months ended June 30, 2014.
Stock Option Activity
A summary of option activity under the Company’s stock-based compensation plans as of June 30, 2014, and changes during the three months then ended is presented below (shares and intrinsic value in thousands):

	Three Months Ended June 30, 2014
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of April 1, 2014	4,458	$3.48
Granted	140	7.20
Exercised	(111)	1.77
Forfeited	(69)	9.39
Options outstanding as of June 30, 2014	4,418	$3.54	3.38	$9,698
Options vested and expected to vest, net of estimated forfeitures, as of June 30, 2014	4,346	$3.42	3.28	$9,698
Options exercisable as of June 30, 2014	1,954	$2.58	2.11	$5,002
All options were originally granted at estimated fair market value for those granted prior to IPO, and at fair market value for those granted post IPO. Options expire 10 years from the date of grant unless expiration has been otherwise accelerated in accordance with a termination and/or separation agreement.
For the quarter ended June 30, 2014, 110,519 options were exercised by participants of the 2009 Covisint LTIP.
Stock Awards Compensation
For the three months ended June 30, 2014 and 2013, respectively, stock awards compensation expense was recorded as follows in thousands:

	Three Months Ended June 30,
	2014	2013
Stock awards compensation classified as:
Cost of revenue	$515	$5
Research and development	66	47
Sales and marketing	605	47
General and administrative	1,432	387
Total stock awards compensation expense before income taxes	$2,618	$486

Total stock awards compensation expense before income taxes of $2.6 million for the three months ended June 30, 2014, is comprised of $1.5 million of stock compensation expense according to the normal expense recognition schedule of the grant and

$1.1 million of expense recognized due to employee terminations, which, pursuant to the terms of these options, accelerated vesting.

As of June 30, 2014, total unrecognized compensation cost of $5.5 million, net of estimated forfeitures, related to nonvested equity awards granted is expected to be recognized over a weighted-average period of approximately 1.5 years. The following table summarizes the Company’s future recognition of its unrecognized compensation cost related to stock awards as of June 30, 2014 (in thousands).

	Year Ending March 31,
Stock-Based Compensation Plan:	Total	2015	2016	2017	2018

Covisint	$5,381	$2,761	$1,715	$543	$362
Compuware	156	30	89	37	—
Total	$5,537	$2,791	$1,804	$580	$362

In order for Compuware to retain over eighty percent (80%) ownership of Covisint common stock to qualify under the United States Internal Revenue Code Section 355 for a subsequent tax-free distribution of its shares in Covisint to Compuware shareholders, in early June 2014, (a) Covisint issued tandem stock appreciation rights (“SARs”) to its option holders who had options exercisable in 2014; and (b) Covisint and Compuware entered into a Purchase Agreement for Compuware to purchase from Covisint shares of Covisint common stock to fund Covisint’s cash outlay resulting from the exercise of the SARs. Due to Compuware's purchase of 1,381,920 shares of Covisint common stock in the open market during June 2014, Compuware owns sufficient shares of Covisint to maintain its ownership percentage despite the exercise of outstanding vested Covisint options. Accordingly, the tandem SARs were no longer necessary, and, on June 17, 2014, Covisint rescinded the tandem SARs granted to its option holders. On June 20, 2014, Compuware and Covisint agreed to terminate the Purchase Agreement, with a termination date of June 20, 2014.

6.    RELATED PARTY TRANSACTIONS
The Company previously utilized professional services staff of Compuware to provide certain services to customers and to provide additional resources for research and development activities. These costs were included in “cost of revenue” and “research and development” as applicable. Effective January 31, 2014, Compuware sold substantially all of the assets related to Compuware's Professional Services business unit to Marlin Equity Partners. As such, related party charges for professional services totaled $0.0 million and $0.7 million for the three months ended June 30, 2014 and 2013, respectively.

Certain related party transactions are settled in cash and are reflected as due to or due from parent and affiliates within the condensed consolidated balance sheet. At June 30, 2014, the Company had a net receivable due from parent of $4.1 million as compared to a net receivable of $2.8 million at March 31, 2014. The activity in the three months ended June 30, 2014 was primarily comprised of Compuware's repayment of the ($2.8) million receivable as of March 31, 2014, and $4.2 million related to the required payment from Compuware for its use of the Company’s tax loss and other tax related attributes. This activity was partially offset by ($0.1) million due to miscellaneous intercompany activity, primarily working capital movements such as customer collections and vendor payments. Compuware is the lessor of the Company's Detroit real estate lease.

7.    SUBSEQUENT EVENTS

On July 1, 2014, the Company granted Mr. Inman an option to purchase 750,000 shares of the Company’s common stock with an exercise price of $4.86 per share. The option vests in three equal parts on the first three anniversaries of the grant date. All of the unvested option shares will immediately vest and be exercisable on the date of the termination of Mr. Inman’s employment through the option expiration date: (1) in the event that the Mr. Inman ceases to be employed due to his death or disability; (2) under the circumstances set forth in Mr. Inman’s Severance Agreement; (3) in the event Mr. Inman is terminated by the Company without Cause as defined in the Severance Agreement; or (4) if he is constructively terminated following the effective date of a change in control of the Company.

On July 1, 2014, the Company granted Mr. Inman 182,193 restricted stock units, which vest in equal parts on the first three anniversaries of the grant date. All of the unvested restricted stock units will immediately vest and become non-forfeitable on the date of the termination of Mr. Inman’s employment: (1) in the event that Mr. Inman ceases to be employed due to his death or disability; (2) under the circumstances set forth in Mr. Inman’s Severance Agreement; (3) in the event Mr. Inman is terminated by the Company without Cause as defined in the Severance Agreement; or (4) if he is constructively terminated following the effective date of a change in control of the Company.

On August 4, 2014, the Company received from Compuware $4.1 million, the balance due from parent and affiliates as of June 30, 2014.

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
The majority of our revenue is generated through subscription and support fees paid to enable our customers to access our platform. Subscription and support revenue accounted for $15.5 million and $15.9 million, or 72% and 66% of our total revenue, for the three months ended June 30, 2014 and 2013, respectively. We also generate revenue from the provision of services related to implementation, solution deployment and on-boarding of new customers onto our platform, and the performance of projects and enhancements. Services revenue accounted for $6.1 million and $8.2 million, or 28% and 34% of our total revenue, for the three months ended June 30, 2014 and 2013, respectively.
Since March 2014, the Company has undertaken a substantive review of all aspects of its business, including a review of the Company’s leadership, organizational structure, sales performance, product, and deployment of resources. As a result of this assessment, the Company has undertaken a series of strategic initiatives to refocus and reposition the Company for success in fiscal year 2016 and beyond. We accelerated the Company’s transition from a services and software company to a true cloud-based enterprise software company with a go-to market strategy based upon repeatable, platform-based sales. We are enhancing the ability of our customers and service partners to implement and develop on the platform with limited involvement of Company resources. We are investing in developing our relationships with strategic partners, like Cisco Systems, Inc., who provide extensive global sales presence to access customers that we would not otherwise reach, thereby providing Covisint with additional scale and bandwidth to sell our core subscription business. We launched our certified partner program and aggressively moved to enhance our partners’ abilities to provide service to our customers by agreeing to transfer some of our customer service employees to one of our certified partners. Finally, on May 22, 2014, the Company effectuated a reduction in force of contractors and 69 employees in sales, marketing, operations and research and development. In addition, 21 employees left the company during the three months ended June 30, 2014 through normal attrition.
The automotive industry accounted for 45% and 53% of our total revenue for the three months ended June 30, 2014 and 2013, respectively. The healthcare industry accounted for 32% and 31% of our total revenue for the three months ended June 30, 2014 and 2013, respectively. We have seen increases in revenue from our Enterprise business unit that services the energy, financial services, travel and other non-automotive or healthcare industries, which accounted for 22% and 16% of our total revenue for the three months ended June 30, 2014 and 2013, respectively. Revenue from outside of the U.S. accounted for 18% and 14% of our total revenue for the three months ended June 30, 2014 and 2013, respectively.
Our subscription and support revenue decreased to $15.5 million for the three months ended June 30, 2014 from $15.9 million for the three months ended June 30, 2013, representing an annual decline of 3%.  The decrease in subscription and support revenue between the three months ended June 30, 2014 and 2013 was primarily due a decline in revenue from customers that terminated or elected not to renew their agreements of $1.3 million, including two automotive customers that substantially reduced their contractual commitment for our electronic data interchange services during fiscal 2014. The decrease in subscription and support revenue between the three months ended June 30, 2014 and 2013 was partially offset by $0.9 million of increased revenue from sales to new and existing customers.
Our services revenue declined to $6.1 million for the three months ended June 30, 2014 from $8.2 million for the three months ended June 30, 2013, representing a period over period decline of 25%. Services revenue decline can be attributed to: 1) a natural reduction in the deferred revenue recognized in the current period versus last year due to a diminished balance remaining from the establishment of stand-alone value for many of our services, 2) a reduction in ad hoc services projects with major subscription customers, 3) an improvement in the ease of implementation of our platform that results in quicker/less costly installations, 4) improvements in our platform that allow customers to perform portions of the implementation themselves, and, to a lesser extent, 5) our relatively low subscription bookings in the 2014 fiscal year.

We experienced net income (losses) of ($12.1) million and ($4.7) million for the three months ended June 30, 2014 and 2013, respectively. Our change in net income (losses) was a result of, a $2.5 million decrease in revenues, a $2.0 million increase in our cost of revenue and a $3.0 million increase in operating expenses, primarily sales and marketing. Our increase in expenses was primarily due to a $2.1 million increase in stock compensation expenses, a $1.3 million increase in salaries and personnel related expenses, and a $1.1 million decrease in capitalized research and development. As presented in "Note 5. Benefit Plans - Stock Awards Compensation" within the accompanying notes to the condensed consolidated financial statements, our loss included stock compensation expense of $2.6 million and $0.5 million, respectively, in the three months ended June 30, 2014 and the three months ended June 30, 2013, which primarily resulted from our IPO.

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
We have historically capitalized a significant portion of our research and development costs and believe the amortization of capitalized software will increase in absolute dollars. Our total research and development costs incurred were $3.9 million and $4.5 million during the three months ended June 30, 2014 and 2013, respectively. Of our total research and development costs incurred, we capitalized 20% and 43% during the three months ended June 30, 2014 and 2013. We decreased capitalization of our research and development costs during the three months ended June 30, 2014, as compared to the same period in 2013, due to the timing and stage of our initiatives. In the three months ended June 30, 2014, there was an increase of projects in the planning stage and, thus more of our project costs were not capitalized.
We believe that adjusted gross margin, when viewed with our results under U.S. GAAP and the accompanying reconciliation, provides additional information that is useful for evaluating our operating performance. Additionally, we believe that adjusted gross margin provides a more meaningful comparison of our operating results against those of other companies in our industry. We believe that including these costs in our results of operations results in a lack of comparability between our operating results and those of our peers in the industry, the majority of which do not have comparable amortization costs related to capitalized software. However, adjusted gross margin is not a measure of financial performance under U.S. GAAP and, accordingly, should not be considered as an alternative to gross margin as an indicator of operating performance.
The table below provides reconciliations between the non-U.S. GAAP financial measures discussed above to the comparable U.S. GAAP measures of gross profit:

	Three Months Ended June 30,
	2014	2013
Gross profit	$6,321	$10,791
Gross margin	29%	45%
Adjustments:
Stock compensation expense—cost of revenue	$515	$5
% of total revenue	2%	—%
Amortization of capitalized software—cost of revenue	$1,643	$1,648
% of total revenue	8%	7%
Non-GAAP gross profit	$8,479	$12,444
Non-GAAP gross margin	39%	52%

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
We expect that our cost of revenue in absolute dollars will decrease in the future as we reduce our workforce to align costs with revenue. We expect our cost of revenue may fluctuate as a percentage of total revenue due to relative changes in our services revenue, changes in the percentage of services recognized using the proportional performance method, the amount and timing of depreciation and amortization, changes in the amount of services performed by subcontractors, our customers, or directly by certified partners or other vendors and the mix of subscription and support revenue relative to services revenue.
Research and Development
Research and development costs are primarily comprised of salaries and personnel-related expenses, services provided by other third-party contractors related to software development, software license and hardware fees and depreciation, amortization related to acquisitions and capital expenditures and costs from facilities and technology-related costs associated with our research and development functions.
We focus our research and development on new and expanded features of our platform and vertical-specific solutions. Since February 2010, when we implemented additional tracking related to the time spent on approved research and development projects, we have capitalized an increasing portion of our research and development costs. Our capitalized research and development costs are amortized as a cost of revenue ratably over 60 months upon completion of the project. We expect our fiscal 2015 research and development costs incurred, as a percentage of revenue, to decrease as compared to fiscal 2014.
Sales and Marketing
Sales and marketing costs are primarily comprised of salaries and personnel-related expenses, commissions, travel expense, marketing program fees, services provided by third-party contractors related to our marketing campaigns, amortization related to customer relationship agreements acquired as a result of various acquisitions and costs from facilities and technology-related costs associated with our sales and marketing functions. We plan to invest further in sales and marketing to create brand awareness, expand the scope and scale of our global operations, develop our sales channel and increase revenue from existing customers. Sales and marketing costs in fiscal 2014 were $35.2 million and $9.8 million for the three months ended June 30, 2014. We expect sales and marketing costs in fiscal 2015 to remain consistent with fiscal 2014 in absolute dollars.
General and Administrative

During the three months ended June 30, 2013, general and administrative costs were primarily comprised of the allocated costs related to the services provided by our parent Compuware for facilities, information technology, tax, internal audit, accounting, finance, human resources, legal and other services, as well as salaries and personnel-related expenses including stock and cash incentive compensation. Since August 2013, we have invested in hiring staff required to become a fully independent company. As of April 1, 2014, we have largely completed our general and administrative separation from Compuware, and we do not anticipate any significant allocation from Compuware in the future. During the three months ended June 30, 2014, general and administrative costs are primarily comprised of salaries and personnel-related expenses for personnel in these functions including stock and cash incentive compensation and costs from facilities and technology-related costs associated with our corporate functions.

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
AGREEMENTS WITH COMPUWARE
We have entered into certain agreements with Compuware with respect to a real estate lease and taxes. The lease of the Detroit office expires March 31, 2015.
Under the shared services agreement, Compuware provides us with certain tax, insurance, information technology and other services. In general, we are charged for shared services based on a pro rata allocation of Compuware’s costs. As the Company reduces its dependence upon Compuware for these services, the allocation is virtually eliminated. As of June 30, 2014, this expense was immaterial.
CRITICAL ACCOUNTING POLICIES

There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended March 31, 2014.
STOCK-BASED COMPENSATION
Stock award compensation expense, for options that do not have performance conditions, is recognized, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award.

RESULTS OF OPERATIONS
The following table is a summary of our condensed consolidated statements of comprehensive loss data:

	Three Months Ended June 30,
	2014	2013

Condensed Consolidated Statements of Comprehensive Loss Data:
Subscription and support	$15,509	$15,942
Services	6,078	8,158
Total revenue	21,587	24,101
Cost of revenue(1)	15,266	13,310
Gross profit	6,321	10,791
Operating expenses:
Research and development(1)	3,116	2,585
Sales and marketing(1)	9,772	7,339
General and administrative(1)	5,546	5,534
Total operating expenses	18,434	15,458
OPERATING LOSS	(12,113)	(4,667)

Other Income	22	—

LOSS BEFORE INCOME TAX PROVISION	(12,091)	(4,667)
Income tax provision	25	3
Net income (loss)	($12,116)	($4,670)
Basic and diluted earnings per share(2)	($0.32)	($0.16)
Weighted-average shares outstanding, Basic and diluted(2)	37,499	30,003

(1)
All future stock compensation is expected to be granted in the form of Covisint stock awards and recorded as a non-cash expense. The statements and line items above include stock compensation as detailed in the table below.

(2)
Please see Note 3 of our condensed consolidated financial statements and related disclosures for an explanation of the method used to calculate the historical net income (loss) per share attributable to common shareholders and the number of shares used in computation of the per share amounts.

	Three Months Ended June 30,
	2014	2013
Stock awards compensation classified as:
Cost of revenue	$515	$5
Research and development	66	47
Sales and marketing	605	47
General and administrative	1,432	387
Total stock awards compensation expense before income taxes	2,618	486

The following table sets forth a summary of our condensed consolidated statements of comprehensive loss as a percentage of our total revenue:

	Three Months Ended June 30,
	2014	2013
Condensed Consolidated Statements of Comprehensive Loss Data:
Subscription and support	72%	66%
Services	28	34
Total revenue	100	100
Cost of revenue(1)	71	55
Gross profit	29	45
Operating expenses:
Research and development(1)	14	11
Sales and marketing(1)	45	30
General and administrative(1)	26	23
Total operating expenses	85	64
Operating loss	(56)	(19)

Other Income	0	0

LOSS BEFORE INCOME TAX PROVISION	(56)	(19)
Income tax provision	0	0
Net income (loss)	(56)%	(19)%
________________________________________________

(1)
All future stock compensation is expected to be granted in the form of Covisint stock awards and recorded as a non-cash expense. Refer to the table above for the breakdown of stock compensation included in these line item percentages.

Three Months ended June 30, 2014 and 2013
Revenue
Revenue derived from our subscription and support and services is presented in the table below:

	Three Months Ended June 30,		Period-to-Period Change
	2014	2013	$	%
	(In thousands)
Subscription and support	$15,509	$15,942	($433)	(3%)
Services	6,078	8,158	(2,080)	(25%)
Total revenue	$21,587	$24,100	($2,513)	(10%)

Our subscription and support revenue decreased to $15.5 million for the three months ended June 30, 2014 from $15.9 million for the three months ended June 30, 2013, representing an annual decline of 3%.  The decrease in subscription and support revenue between the three months ended June 30, 2014 and 2013 was primarily due to a decline in revenue from customers that terminated or elected not to renew their agreements of $0.8 million. In addition, there were two automotive customers that substantially reduced their contractual commitment for our electronic data interchange services during fiscal 2014, resulting in an additional aggregate reduction in subscription and support services by $0.5 million. The decrease in subscription and support revenue between the three months ended June 30, 2014 and 2013 was partially offset by $0.7 million of increased revenue from sales to new customers and $0.2 million of increased revenue from existing customers.

Our services revenue declined to $6.1 million for the three months ended June 30, 2014 from $8.2 million for the three months ended June 30, 2013, representing a period over period decline of 25%. For the three months ended June 30, 2014, the services revenue decline can be attributed to: 1) a natural reduction in the deferred revenue recognized in the current period versus last year due to a diminished balance remaining from the establishment of stand-alone value for many of our services, 2) a reduction in ad hoc services projects with major subscription customers, 3) an improvement in the ease of implementation of our platform that results in quicker/less costly installations, 4) improvements in our platform that allow customers to perform portions of the implementation themselves, and, to a lesser extent, 5) our relatively low subscription bookings in the 2014 fiscal year.
Cost of Revenue
Cost of revenue is presented in the table below:

	Three Months Ended June 30,		Period-to-Period Change
	2014	2013	$	%
	(In thousands)
Cost of revenue	$15,266	$13,310	$1,956	15%
Gross margin	29%	45%

Cost of revenue increased during the three months ended June 30, 2014, as compared to the same period in 2013, by approximately $2.0 million. Cost increases included an increase of $1.1 million in salaries and personnel-related expenses in connection with our customer support, implementation, solution deployment, on-boarding and data center operations fees. Cost increases also included an increase of $0.5 million in stock compensation expense, an additional $0.2 million related to amortization of our capitalized and deferred costs.
Our gross margin decreased during the three months ended June 30, 2014 as compared with the same period in 2013. Cost of revenue did not decline in line with the decrease in revenue. During May 2014, we reduced the size of our workforce by 69 people to right size our organization and better position our company for profitability. Of the reduction in our workforce, 34 of the employees were previously reflected in our cost of revenue, 22 of the employees were in sales and marketing, and 13 were in research and development. In addition, we transferred 31 employees to our certified partners during the three months ended June 30, 2014.

Research and Development
Research and development costs incurred, expensed and capitalized are presented in the table below:

	Three Months Ended June 30,		Period-to-Period Change
	2014	2013	$	%
	(In thousands)
Research and development costs incurred	$3,906	$4,537	($631)	(14%)
Capitalized internal software costs	(790)	(1,952)	1,162	(60%)
Research and development costs expensed	$3,116	$2,585	$531	21%
Percentage of total revenue:
Research and development costs incurred	18%	19%
Research and development costs expensed	14%	11%
Research and development costs incurred decreased during the three months ended June 30, 2014, as compared to the same period in 2013, primarily due to a $1.2 million decrease in capitalization of research and development costs. The decrease also included a decrease in salary and benefits by $0.9 million from the three months ended June 30, 2014, as compared to the same period in 2013. Research and development costs also included $0.4 million in costs from facilities and technology-related costs associated with our research and development functions.

We decreased capitalization of our research and development costs during the three months ended June 30, 2014, as compared to the same periods in 2013, due to the timing and stage of our initiatives. In the three months ended June 30, 2014, there was an increase of projects in the planning stage and, thus, more of our project costs were not capitalized.

Sales and Marketing
Sales and marketing costs are presented in the table below:

	Three Months Ended June 30,		Period-to-Period Change
	2014	2013	$	%
	(In thousands)
Sales and marketing	$9,772	$7,339	$2,433	33%
Percentage of total revenue	45%	30%
Sales and marketing costs increased during the three months ended June 30, 2014, as compared to the same period in 2013, primarily due to a $0.6 million increase in stock compensation expense and a $0.4 million increase in salaries and personnel-related expenses. In addition, the three months ended June 30, 2014 included an increase of $0.5 million in costs from facilities and technology-related costs associated with our sales and marketing functions, as well as an increase of $0.5 million in marketing spend.
General and Administrative
General and administrative costs are presented in the table below:

	Three Months Ended June 30,		Period-to-Period Change
	2014	2013	$	%
	(In thousands)
General and administrative	$5,546	$5,534	$12	—%
Percentage of total revenue	26%	23%

General and administrative costs increased during the three months ended June 30, 2014, as compared to the same period in 2013, primarily due to a $1.0 million increase in stock compensation expense, a $0.8 million increase in salary and benefit expense, a $0.9 million audit expense and a $0.2 million increase in travel expenses. The increased costs were offset by a $2.7 million reduction in allocated expenses from Compuware.

LIQUIDITY AND CAPITAL RESCOURCES
In summary, our cash flows were:

	Three Months Ended June 30,
	2014	2013

Condensed and Consolidated Statement of Cash Flows Data:
Net cash used in operating activities	($7,977)	($285)
Net cash used in investing activities	(1,610)	(2,123)
Net cash provided by financing activities	3,184	2,822
Effect of exchange rate	(4)	8
Net change in cash	($6,407)	$422

Cash Flows from Operating Activities
Cash used in operating activities increased for the three months ended June 30, 2014, as compared to the same period in 2013, primarily as a result of a $2.5 million decrease in revenues, a $2.0 million increase in our cost of revenue and a $3 million increase in operating expenses, primarily sales and marketing. Our increase in expenses was primarily due to a $2.1 million increase in stock compensation expenses, and a $1.3 million increase in salaries and personnel related expenses, a $1.1 million decrease in capitalized research and development.
Cash Flows from Investing Activities
Cash used in investing activities typically consists of the purchase of property and equipment associated with our infrastructure and the capitalization of research and development costs related to expanding our cloud-based platform. Cash used in investing activities decreased for the three months ended June 30, 2014, as compared with the same period in 2013, primarily due to a $1.1 million decrease in cash paid for capitalized research and development, partially offset by an increase in property and equipment purchases of $0.6 million.
Cash Flows from Financing Activities
Cash provided by financing activities increased to $3.2 million for the three months ended June 30, 2014, from $2.8 million for the three months ended June 30, 2013, primarily due to $0.3 million of IPO costs paid in the three months ended June 30, 2013. In addition, the Company received net proceeds from the exercise of stock awards of $0.2 million during the three months ended June 30, 2014.
RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS
New accounting guidance that we have recently adopted, as well as accounting guidance that has been recently issued, but not yet adopted by us, are included in Note 1 of the notes to the condensed consolidated financial statements appearing elsewhere in this Report.
CONTRACTUAL OBLIGATIONS
The Company entered into standalone operating lease agreements for its Shanghai and Detroit locations in the first quarter of our fiscal year 2015. The Shanghai lease expires on April 30, 2017 and does not contain any purchase obligations associated with the lease. The total future minimum lease obligation of the Shanghai lease is approximately $1.5 million. The lease agreement for our Detroit location expires as of March 31, 2015.
OFF-BALANCE SHEET ARRANGEMENTS
We currently do not have any off-balance sheet or non-consolidated special purpose entity arrangements as defined by the applicable SEC rules.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed primarily to market risks associated with foreign currency exchange rates. We do not use derivative financial instruments or forward foreign exchange contracts for investment, speculative or trading purposes. We believe our foreign currency risk is minimal as 94% and 86% of our revenue was based in U.S. dollars for the three months ended June 30, 2014 and 2013, respectively. In addition, we have no long-term assets or liabilities in foreign currencies. We do not have a material exposure to market risk with respect to investments.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures are effective, at the reasonable assurance level, to cause information required to be disclosed in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required financial disclosure.
Changes in Internal Control over Financial Reporting
We began configuration of NetSuite as our ERP System in Fiscal Year 2014. On April 1, 2014, we went live with the initial phase of the NetSuite implementation, (i.e., custodial accounting) which upgrades our information system capabilities and improves our business processes and financial reporting system.  Full implementation inclusive of time reporting and contract management remains ongoing. This software implementation project will result in changes in our business processes and related internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Management will continue to monitor, evaluate and update the related processes and internal controls as necessary during the post implementation period to ensure adequate internal control over financial reporting.

Other than the change described above, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Beginning on May 30, 2014, two putative class actions were filed in the U.S. District Court for the Southern District of New York against the Company, directors and certain officers at the time of the Company's initial public offering ("IPO") alleging violation of securities laws in connection with the Company's IPO and seeking unspecified damages. We believe these lawsuits are without merit, and we intend to vigorously defend them. The Company currently has no other outstanding material litigation.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Report, you should carefully consider the risks under the heading "Risk Factors" in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 20, 2014, which risks could materially affect our business, financial condition or future results. There has been no material change in our risk factors from those described in the 2014 Annual Report on Form 10-K. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.
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

Repurchases of Company Common Stock

In June 2014, Compuware purchased 1,381,920 shares of Company common stock in the market and in private transactions with an average price of $4.00 per share.  These purchases were made in order to maintain Compuware’s 80% or greater ownership of Covisint common stock in anticipation of the expiration of lock-up agreements applicable to holders of non-qualified stock options to acquire common stock and the subsequent exercise of those options. Compuware is required to maintain 80% or greater ownership of Covisint common stock to enable the contemplated distribution of all or a substantial part of its shares of Covisint to Compuware shareholders to qualify for tax-free treatment under the Internal Revenue Code as previously announced.  Furthermore, these purchases were made to reduce the likelihood that Compuware would need to purchase Covisint shares from Covisint under the Master Separation Agreement, as amended, between Compuware and Covisint, and are therefore expected to reduce the cost to Compuware of maintaining greater than 80% ownership of Covisint.  The purchases were concluded on June 5, 2014 and Compuware indicates that no further purchases are anticipated.

ITEM 5. OTHER INFORMATION.
In May 2014, the Company entered into a Separation Agreement with Mr. McGuffie.  Under the Separation Agreement, Mr. McGuffie remained employed by the Company until June 30, 2014, with full benefits and salary. In consideration for a full release of claims, beginning on July 1, 2014 through March 31, 2015, Mr. McGuffie will receive severance payments in the form of salary continuation at his rate in effect on July 1, 2014 paid in accordance with the Company’s regular payroll practices.  The Company will also reimburse Mr. McGuffie for the cost of his COBRA coverage for his health and other benefits selected by him through March 31, 2015.  Pursuant to the terms of the Separation Agreement, Mr. McGuffie’s Compuware stock options received the following treatment: (a) his vested and exercisable Compuware stock options remain exercisable through March 31, 2015; (b) his unvested Compuware stock options continue to vest and become exercisable as if he remained employed; and (c) any outstanding Compuware stock options will be terminated and forfeited on March 31, 2015.  All of Mr. McGuffie’s Compuware restricted stock units, vested effective June 30, 2014.  Pursuant to the terms of the Separation Agreement, Mr. McGuffie’s Covisint stock options received the following treatment: (x) any Covisint stock options granted prior to November 1, 2012 will remain exercisable pursuant to the terms of the original agreement, and (y) any Covisint stock options granted on or after November 1, 2012 were terminated and forfeited on June 30, 2014.

ITEM 6. EXHIBITS

The following exhibits are filed herewith.

Exhibit Number	Description of Document
10.24	Separation Pay Agreement and General Release between Covisint Corporation and David A. McGuffie
15	Independent Registered Public Accounting Firm's Awareness Letter
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act
32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COVISINT CORPORATION

Date:	August 7, 2014	By: /s/ Samuel M. Inman, III
Samuel M. Inman, III
Chief Executive Officer
Principal Executive Officer

Date:	August 7, 2014	By: /s/ Enrico Digirolamo
Enrico Digirolamo
Chief Financial Officer
Principal Accounting Officer