Form 10-Q
period 2014-09-30
Covisint Corp
filed 2014-11-06
CIK 1563699

As filed with the Securities and Exchange Commission on November 6, 2014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
As of October 31, 2014, there were outstanding 38,241,403 shares of Common Stock, no par value, of the registrant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Covisint Corporation
Detroit, Michigan

We have reviewed the accompanying condensed consolidated balance sheet of Covisint Corporation and subsidiaries (the “Company”) as of September 30, 2014, and the related condensed consolidated statements of comprehensive loss for the three and six-month periods ended September 30, 2014 and 2013, of cash flows for the six-month periods ended September 30, 2014 and 2013, and shareholders’ equity for the six-month period ended September 30, 2014. These interim financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
November 6, 2014

COVISINT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	September 30, 2014	March 31, 2014
ASSETS
CURRENT ASSETS:
Cash	$44,168	$49,536
Accounts receivable, net	19,712	21,838
Deferred tax asset, net	888	1,017
Due from parent and affiliates	2,885	2,813
Other current assets	6,007	5,983
Total current assets	73,660	81,187
PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION	5,446	4,751
CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS, NET	20,878	23,040
OTHER:
Goodwill	25,385	25,385
Deferred costs	4,354	6,188
Deferred tax asset, net	124	131
Other assets	664	766
Total other assets	30,527	32,470
TOTAL ASSETS	$130,511	$141,448
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,288	$3,893
Accrued commissions	2,281	1,640
Deferred revenue	14,254	16,606
Accrued expenses	2,931	3,752
Total current liabilities	25,754	25,891
DEFERRED REVENUE	7,787	11,223
ACCRUED LIABILITIES	59	56
DEFERRED TAX LIABILITY, NET	2,730	2,668
Total liabilities	36,330	39,838
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS' EQUITY:
Preferred stock, no par value - authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, no par value - authorized 50,000,000 shares; issued and outstanding 38,079,889 (37,490,500 issued and outstanding as of March 31, 2014)	—	—
Additional paid-in capital	152,523	140,569
Retained deficit	(58,367)	(38,947)
Accumulated other comprehensive income (loss)	25	(12)
Total shareholders' equity	94,181	101,610
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$130,511	$141,448

See notes to condensed consolidated financial statements.

COVISINT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
REVENUE	$21,735	$24,525	$43,322	$48,626
COST OF REVENUE	14,326	14,126	29,592	27,436
GROSS PROFIT	7,409	10,399	13,730	21,190
OPERATING EXPENSES:
Research and development	2,583	3,244	5,699	5,829
Sales and marketing	8,003	10,787	17,775	18,126
General and administrative	4,111	9,080	9,657	14,614
Total operating expenses	14,697	23,111	33,131	38,569
OPERATING LOSS	(7,288)	(12,712)	(19,401)	(17,379)

Other Income	17	—	39	—

LOSS BEFORE INCOME TAX PROVISION	(7,271)	(12,712)	(19,362)	(17,379)
INCOME TAX PROVISION	33	34	58	37
NET LOSS	($7,304)	($12,746)	($19,420)	($17,416)
Basic and diluted loss per share	($0.19)	($0.42)	($0.51)	($0.58)
OTHER COMPREHENSIVE INCOME, NET OF TAX
Foreign currency translation adjustments	$30	$21	$37	$20
OTHER COMPREHENSIVE INCOME, NET OF TAX	30	21	37	20
COMPREHENSIVE LOSS	($7,274)	($12,725)	($19,383)	($17,396)

See notes to condensed consolidated financial statements.

COVISINT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
SIX MONTHS ENDED SEPTEMBER 30, 2014
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE AT MARCH 31, 2014	37,490,500	$—	$140,569	($38,947)	($12)	$101,610
Net loss				(19,420)		(19,420)
Parent contribution of stock awards and related taxes, net			(25)			(25)
Covisint stock compensation (Note 5)			3,747			3,747
Covisint stock option exercise	589,389		1,184			1,184
Income taxes			7,048			7,048
Foreign currency translation					37	37
BALANCE AT SEPTEMBER 30, 2014	38,079,889	$—	$152,523	($58,367)	$25	$94,181

See notes to condensed consolidated financial statements.

COVISINT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended September 30,
	2014	2013
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	($19,420)	($17,416)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	4,687	4,203
Deferred income taxes	(56)	34
Stock award compensation	3,874	10,506
Net change in assets and liabilities:
Accounts receivable	2,168	3,066
Other assets	1,984	1,246
Accounts payable and accrued expenses	2,207	(211)
Deferred revenue	(5,747)	(3,729)
Net cash used in operating activities	(10,303)	(2,301)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of:
Property and equipment	(1,873)	(475)
Capitalized software	(1,429)	(3,348)
Net cash used in investing activities	(3,302)	(3,823)
CASH FLOWS PROVIDED BY FINANCING ACTIVITES:
Cash payments from parent company	16,347	38,427
Cash payments to parent company	(9,247)	(31,634)
Initial public offering costs	—	(608)
Net proceeds from exercise of stock awards	1,184
Net cash provided by financing activities	8,284	6,185
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(47)	40
NET CHANGE IN CASH	(5,368)	101
CASH AT BEGINNING OF PERIOD	49,536	966
CASH AT END OF PERIOD	$44,168	$1,067

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

The Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), for interim financial information and with the instructions of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based its assumptions and estimates on the facts and circumstances existing at September 30, 2014, final amounts may differ from these estimates. In the opinion of the Company’s management, the accompanying Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented.

The Company evaluated subsequent events through the date its financial statements were issued.

These financial statements should be read in conjunction with the Company's 2014 Annual Report on Form 10-K. Prior to April 1, 2014, Compuware expense allocations were recorded within general and administrative expense. Effective April 1, 2014, the allocations were replaced with actual expenses and these have been recorded in each respective income statement line item. Other than the change in the presentation of the expenses, there have been no significant changes to the Company’s accounting policies as disclosed in the Company’s 2014 Annual Report on Form 10-K.
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
2.    CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS
The components of the Company’s intangible assets are as follows (in thousands):

	September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks(1)	$358		$358
Amortizing intangible assets:
Capitalized software(2)	$50,418	($30,504)	$19,914
Customer relationship agreements(3)	4,715	(4,109)	606
Trademarks(4)	340	(340)	—
Total amortizing intangible assets	$55,473	($34,953)	$20,520

	March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks(1)	$358		$358
Amortizing intangible assets:
Capitalized software(2)	$48,989	($27,067)	$21,922
Customer relationship agreements(3)	4,715	(3,955)	760
Trademarks(4)	340	(340)	—
Total amortizing intangible assets	$54,044	($31,362)	$22,682
_____________________________________________________

(1)
The Covisint trademarks were acquired by Compuware in an acquisition in March 2004 and contributed to Covisint by Compuware effective January 1, 2013. These trademarks are deemed to have an indefinite life and therefore are not being amortized.

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

Amortization expense of intangible assets was $1.8 million and $1.8 million for the three months ended September 30, 2014 and 2013, respectively, and $3.6 million and $3.5 million for the six months ended September 30, 2014 and 2013, respectively. Estimated future amortization expense, based on identified intangible assets at September 30, 2014, is expected to be as follows (in thousands):

	At September 30, 2014 for the Year Ending March 31,
	2015	2016	2017	2018	2019
Capitalized software	$3,441	$6,357	$5,407	$3,369	$1,064
Customer relationships	154	308	144
Total	$3,595	$6,665	$5,551	$3,369	$1,064

3.    EARNINGS PER COMMON SHARE
Basic earnings per common share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potentially dilutive equivalent shares outstanding using the treasury method.
EPS data were computed as follows (in thousands, except for per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Basic loss per share:
Numerator: Net loss	($7,304)	($12,746)	($19,420)	($17,416)
Denominator:
Weighted-average common shares outstanding	37,972	30,403	37,730	30,204
Basic loss per share	($0.19)	($0.42)	($0.51)	($0.58)
Diluted loss per share:
Numerator: Net loss	($7,304)	($12,746)	($19,420)	($17,416)
Denominator:
Weighted-average common shares outstanding	37,972	30,403	37,730	30,204
Dilutive effect of stock awards	—	—	—	—
Total shares	37,972	30,403	37,730	30,204
Diluted loss per share	($0.19)	($0.42)	($0.51)	($0.58)
Stock awards to purchase approximately 4,413,000 and 4,326,000 shares for the three months ended September 30, 2014 and 2013, respectively, and 4,472,000 and 4,299,000 shares for the six months ended September 30, 2014 and 2013, respectively, were excluded from the diluted EPS calculation because they were anti-dilutive.

4.    COMMITMENTS AND CONTINGENCIES
Contractual Obligations

The Company entered into standalone operating lease agreements for its Shanghai, China and Detroit locations in the first quarter of our fiscal year 2015. The Shanghai lease expires on April 30, 2017 and does not contain any purchase obligations associated with the lease. The total future minimum lease obligation of the Shanghai lease is approximately $1.4 million as of September 30, 2014. The lease agreement for the Company's Detroit location expires March 31, 2015.
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
Beginning on May 30, 2014, two putative class actions were filed in the U.S. District Court for the Southern District of New York against the Company, directors and certain officers at the time of the Company's initial public offering ("IPO") alleging violation of securities laws in connection with the Company's IPO and seeking unspecified damages. On August 15, 2014, the cases were consolidated with Charles Rankin appointed lead plaintiff. October 15, 2014, the lead plaintiff filed an amended complaint We believe these lawsuits are without merit, and we intend to vigorously defend them. The Company currently has no other outstanding material litigation.
5.    BENEFIT PLANS
Compuware Stock-Based Compensation Plans
While the Company was a majority-owned subsidiary of Compuware, a few Covisint employees were granted Compuware stock compensation awards prior to fiscal year 2015. In accordance with the provisions of Staff Accounting Bulletin (“SAB”) 1.B.1, “Costs Reflected in Historical Financial Statements,” the expense for these awards is included within the condensed consolidated statements of comprehensive loss.
Compuware Stock Option Activity

A summary of option activity for Covisint employees under Compuware’s stock-based compensation plans as of September 30, 2014, and changes during the six months then ended is presented below. Shares and intrinsic value are presented in thousands.

	Six Months Ended September 30, 2014
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of April 1, 2014	472	$9.23
Granted
Exercised	(48)	8.80		$71
Forfeited	(61)	9.89
Cancelled/expired	(45)	10.17
Options outstanding as of September 30, 2014	318	$9.03	1.47	$542
Options vested and expected to vest, net of estimated forfeitures, as of September 30, 2014	312	$9.01	1.41	$538
Options exercisable as of September 30, 2014	266	$8.85	0.93	$506
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
During the six months ended September 30, 2014, 19,333 Compuware option shares granted to Covisint employees vested, with an average fair value of $5.74 per share.
Compuware Restricted Stock Units
A summary of non-vested restricted stock units (“RSUs”) activity for Covisint employees and directors under the Compuware LTIP as of September 30, 2014, and changes during the six months then ended is presented below. Shares and intrinsic value are presented in thousands.

	Six Months Ended September 30, 2014
	Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Non-vested RSU outstanding at April 1, 2014	182
Granted
Released	(152)		$1,514
Forfeited	(18)
Dividend equivalents, net
Non-vested RSU outstanding at September 30, 2014	12

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
As of September 30, 2014, there were 4.6 million stock options and 0.2 million RSUs outstanding from the 2009 Covisint LTIP. The Company recognized stock compensation expense of $1.3 million and $3.9 million for the three and six months ended September 30, 2014.
Certain individuals, who received stock options from the 2009 Covisint LTIP, were also eligible to be awarded performance stock awards ("PSAs") from the Compuware 2007 LTIP. As of September 30, 2014, there were 681,000 PSAs that were cancelled upon the closing of the Covisint IPO. As a result, $2.9 million of expense associated with the PSAs was reversed during the quarter ended September 30, 2013. PSA credit totaling $2.8 million and $2.5 million was recorded to “general and administrative” during the three and six months ended September 30, 2013, respectively.
Stock Option Activity
A summary of option activity under the Company’s stock-based compensation plans as of September 30, 2014, and changes during the six months then ended is presented below (shares and intrinsic value in thousands):

	Six Months Ended September 30, 2014
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of April 1, 2014	4,458	$3.48
Granted	890	5.23
Exercised	(589)
Forfeited	(122)	8.27
Options outstanding as of September 30, 2014	4,637	$3.87	4.37	$6,416
Options vested and expected to vest, net of estimated forfeitures, as of September 30, 2014	4,573	$3.78	4.3	$6,416
Options exercisable as of September 30, 2014	1,088	$3.03	2.22	$1,928
All options were originally granted at estimated fair market value for those granted prior to IPO, and at fair market value for those granted post IPO. Options expire ten years from the date of grant unless expiration has been otherwise accelerated in accordance with a termination and/or separation agreement.
On July 1, 2014, 750,000 stock options with an estimated fair market value of $2.25 per option and 182,193 restricted stock units with a fair market value as of the grant date of $4.86 were granted to an employee. Both instruments vest at 33.3% on each the first, second and third anniversary of the grant date. There are no other outstanding Covisint restricted stock units as of September 30, 2014.
For the six months ending September 30, 2014, 589,389 options were exercised by participants of the 2009 Covisint LTIP.
Stock Awards Compensation

For the three months ended September 30, 2014 and 2013, respectively, and for the six months ended September 30, 2014 and 2013, respectively, stock awards compensation expense was recorded as follows in thousands:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Stock awards compensation classified as:
Cost of revenue	$69	$593	$584	$598
Research and development	28	451	94	498
Sales and marketing	341	3,989	946	4,036
Administrative and general	817	4,987	2,249	5,374
Total stock awards compensation expense before income taxes	$1,255	$10,020	$3,873	$10,506

As of September 30, 2014, total unrecognized compensation cost of $6.7 million, net of estimated forfeitures, related to nonvested equity awards granted is expected to be recognized over a weighted-average period of approximately 1.8 years. The following table summarizes the Company’s estimated future recognition of its unrecognized compensation cost related to stock awards as of September 30, 2014 (in thousands).

	Year Ending March 31,
Stock-Based Compensation Plan:	Total	2015	2016	2017	2018

Covisint	$6,519	$1,982	$2,559	$1,400	$578
Compuware	162	39	86	37	—
Total	$6,681	$2,021	$2,645	$1,437	$578

On September 2, 2014, Compuware entered into a merger agreement with an affiliate of Thoma Bravo, under which Thoma Bravo will acquire all of the outstanding stock of Compuware (the “Merger”). If the Merger closes before March 31, 2015, all unrecognized compensation costs for Covisint employees under Compuware’s stock-based compensation plan would be accelerated and recognized in the current fiscal year.
6.    RELATED PARTY TRANSACTIONS
The Company previously utilized professional services staff of Compuware to provide certain services to customers and to provide additional resources for research and development activities. These costs were included in “cost of revenue” and “research and development” as applicable. Effective January 31, 2014, Compuware sold substantially all of the assets related to Compuware's Professional Services business unit to Marlin Equity Partners. As such, related party charges for professional services totaled $0.0 million for both the three and six months ended September 30, 2014. Related party charges for professional services were $0.3 million and $1.0 million for the three and six months ended September 30, 2013, respectively.
Certain related party transactions are settled in cash and are reflected as due to or due from parent and affiliates within the condensed consolidated balance sheet. At September 30, 2014, the Company had a net receivable due from parent of $2.9 million as compared to a net receivable of $2.8 million at March 31, 2014. The activity in the six months ended September 30, 2014 was primarily comprised of Compuware's repayments of the ($2.8) and ($4.1) million receivable as of March 31, 2014, and June 30, 2014, respectively offset by $7.1 million related to the required payment from Compuware for its use of the Company’s tax loss and other tax related attributes. In addition there was ($0.1) million due to miscellaneous intercompany activity, primarily working capital movements such as customer collections and vendor payments.
Compuware is the lessor of the Company's Detroit real estate lease. Refer to Note 4. "Commitments and Contingencies" for additional information.
7.    SUBSEQUENT EVENTS
On October 30, 2014, the Company received from Compuware $2.8 million, the balance due from parent and affiliates as of September 30, 2014.
On October 31, 2014, Compuware distributed all of its 31,384,920 shares in Covisint Corporation common stock as a pro rata dividend on shares of Compuware common stock, and on shares of Compuware common stock deliverable under restricted stock units relating to Compuware common stock. As a result of this distribution, Compuware no longer owns shares of Covisint common stock. Further, Compuware and the Company entered into a Second Amended and Restated Master Separation Agreement

and Second Amended and Restated Tax Sharing Agreement. See "Mangement's Discussion and Analysis of Financial Condition and Results of Operations - Agreements with Compuware" in Item 2 of this report.

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
The majority of our revenue is generated through subscription and support fees paid to enable our customers to access our platform. Subscription and support revenue accounted for $16.8 million and $16.2 million, or 77% and 66% of our total revenue, during the three months ended September 30, 2014 and 2013, respectively, and $32.3 million and $32.1 million, or 75% and 66% of our total revenue during the six months ended September 30, 2014 and 2013, respectively. We also generate revenue from the provision of services related to implementation, solution deployment and on-boarding of new customers onto our platform, and the performance of projects and enhancements. Services revenue accounted for $5.0 million and $8.4 million, or 23% and 34% of our total revenue, during the three months ended September 30, 2014 and 2013, respectively, and $11.1 million and $16.5 million, or 26% and 34% of our total revenue during the six months ended September 30, 2014 and 2013, respectively.
Since March 2014, the Company has undertaken a substantive review of all aspects of its business, including a review of the Company’s leadership, organizational structure, sales performance, product, and deployment of resources. As a result of this assessment, the Company has undertaken a series of strategic initiatives to refocus and reposition the Company for success in fiscal year 2016 and beyond. We continue to build-out the senior leadership team and acquire the necessary talent to accomplish our goals. We accelerated the Company’s transition from a services and software company to a true cloud-based enterprise software company with a go-to market strategy based upon repeatable, platform-based sales. As part of this transition, we have shifted our healthcare strategy away from developing and selling applications that utilize the platform and we expect to see a decrease in revenue from our healthcare business over the next six to nine months. Further, we are enhancing the ability of our customers and service partners to implement and develop on the platform with limited involvement of Company resources.
We are investing in developing our relationships with strategic partners, like Cisco Systems, Inc., who provide extensive global sales presence to access customers that we would not otherwise reach, thereby providing Covisint with additional scale and bandwidth to sell our core subscription business. We launched our certified partner program and aggressively moved to enhance our partners’ abilities to provide service to our customers by agreeing to transfer some of our customer service employees to one of our certified partners. Finally, the Company is focused on effectively managing its expenses, and it has implemented cost reduction efforts including but not limited to a reduction in force of contractors and 69 employees in sales, marketing, operations and research and development.
The automotive industry accounted for 43% and 48% of our total revenue for the three months ended September 30, 2014 and 2013, respectively, and 44% and 51% of our total revenue in the six months ended September 30, 2014 and 2013, respectively. The healthcare industry accounted for 31% and 35% of our total revenue for the three months ended September 30, 2014 and 2013, respectively, and 32% and 32% of our total revenue in the six months ended September 30, 2014 and 2013, respectively. We have seen increases in revenue from our Enterprise business that services the energy, financial services, travel and other non-automotive or healthcare industries, which accounted for 24% and 17% of our total revenue for the three months ended September 30, 2014 and 2013, respectively, and 21% and 17% of our total revenue in the six months ended September 30, 2014 and 2013, respectively. Revenue from outside of the U.S. accounted for 14% and 14% of our total revenue for the three months ended September 30, 2014 and 2013, respectively, and 16% and 14% of our total revenue in the six months ended September 30, 2014 and 2013, respectively.
Our subscription and support revenue increased to $16.8 million for the three months ended September 30, 2014 from $16.2 million for the three months ended September 30, 2013, representing an annual increase of 4%. Our subscription and support revenue increased to $32.3 million for the six months ended September 30, 2014 from $32.1 million for the six months ended September 30, 2013, representing an annual increase of 1%. The increase in subscription and support revenue between the three months ended September 30, 2014 and 2013 was primarily due to an increase in revenue from new customers of $2.3 million. The increase in subscription and support revenue was mainly offset by a decrease of $0.9 million from two automotive customers that substantially reduced their contractual commitment for our electronic data interchange services during fiscal 2014, as well as decreased revenue from customers that terminated their agreements of $0.7 million. The increase in subscription and support revenue between the six months ended September 30, 2014 and 2013 was primarily due to an increase in revenue from new customers of $2.9 million. The increase in subscription and support revenue was partially offset by a decline in revenue from customers that terminated or elected not to renew their agreements of $1.3 million and a decline of revenue of $1.3 million from two automotive customers that substantially reduced their contractual commitment for our electronic data interchange services during fiscal 2014.
Our services revenue declined to $5.0 million for the three months ended September 30, 2014 from $8.4 million for the three months ended September 30, 2013, representing a period over period decline of 41%. Our services revenue declined to $11.0 million for the six months ended September 30, 2014 from $16.5 million for the six months ended September 30, 2013, representing a period over period decline of 33%. Services revenue decline can be attributed to: 1) a natural reduction in the deferred revenue recognized in the current period versus last year due to a diminished balance remaining from the establishment of stand-alone value for many of our services, 2) a reduction in ad hoc services projects with major subscription customers, 3) an improvement in the ease of implementation of our platform that results in quicker/less costly installations, 4) improvements in our platform that allow customers to perform portions of the implementation themselves, and, to a lesser extent, 5) our relatively low subscription bookings in the 2014 fiscal year.

We experienced net income (losses) of ($7.3) million and ($12.7) million for the three months ended September 30, 2014 and 2013, respectively, and ($19.4) million and ($17.4) million for the six months ended September 30, 2014 and 2013, respectively. Our change in net income (losses) for the three months ended September 30, 2014 was a result of, a $2.8 million decrease in revenues, and a $0.2 million increase in our cost of revenue, offset by a $8.4 million decrease in operating expenses, primarily in general and administrative expense. Our change in net income (losses) for the six months ended September 30, 2014 was a result of a $5.3 million decrease in revenues, a $2.2 million increase in our cost of revenue and offset by a $5.4 million decrease in operating expenses. As presented in "Note 5. Benefit Plans - Stock Awards Compensation" within the accompanying notes to the condensed, consolidated financial statements, our decrease in operating expenses was primarily due to stock compensation expense of $1.3 million and $3.9 million, respectively, in the three and six months ended September 30, 2014, as compared to $10.0 million and $10.5 million, respectively, in the three and six months ended September 30, 2013. These expenses primarily resulted from our IPO. Our profitability was also negatively affected by decreased capitalization of our research and development costs during the three months ended September 30, 2014 and the six months ended September 30, 2014, as compared to the same periods in 2013, due to a recent change to the agile delivery methodology for platform enhancements, which resulted in significantly shorter development cycles thereby reducing our capitalized costs. This change increased the proportion of our research and development costs expensed relative to our research and development costs incurred.
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
We have historically capitalized a significant portion of our research and development costs and believe the amortization of capitalized software will increase in absolute dollars. Our total research and development costs incurred were $3.2 million and $4.6 million during the three months ended September 30, 2014 and 2013, respectively, and $7.1 million and $9.2 million for the six months ended September 30, 2014 and 2013, respectively. Of our total research and development costs incurred, we capitalized 20% and 30% during the three months ended September 30, 2014 and 2013, respectively and 20% and 36% during the six months ended September 30, 2014 and 2013, respectively. We decreased capitalization of our research and development costs during the three months ended September 30, 2014, as compared to the same period in 2013, due to the timing and stage of our initiatives. In the three months ended September 30, 2014, there was an increase of projects in the planning stage and, thus more of our project costs were not capitalized.
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
The table below provides reconciliations between the non-U.S. GAAP financial measures discussed above to the comparable U.S. GAAP measures of gross profit:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Gross profit	$7,409	$10,399	$13,730	$21,190
Gross margin	34%	42%	32%	44%
Adjustments:
Stock compensation expense—cost of revenue	$69	$593	$584	$598
% of total revenue	—%	2%	1%	1%
Amortization of capitalized software—cost of revenue	$1,731	$1,657	$3,375	$3,305
% of total revenue	8%	7%	8%	7%
Non-GAAP gross profit	$9,209	$12,649	$17,689	$25,093
Non-GAAP gross margin	42%	52%	41%	52%
COMPONENTS OF OUR RESULTS OF OPERATIONS
Revenue
Our revenue is primarily comprised of fees related to subscription and support and services performed. Subscription and support revenue includes fees for our customers and their users, such as automotive suppliers or healthcare organizations, to access our platform and for users, messages and end point connections such as suppliers or healthcare organizations. Our services revenue is generated from implementation, solution deployment and on-boarding. Implementation services typically consist of user migration, content migration, branding and configuration to support customer-specific workflows. Our services engagements typically occur in phases and can vary from a few weeks to several months depending on the scope and complexity of the solution. Our customers may choose to do much of this work in-house, through a third party or with Covisint. We currently subcontract portions of our consulting engagements to third-party implementation partners to supplement our staffing needs within this area of the business.

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
Sales and Marketing
Sales and marketing costs are primarily comprised of salaries and personnel-related expenses, commissions, travel expense, marketing program fees, services provided by third-party contractors related to our marketing campaigns, amortization related to customer relationship agreements acquired as a result of various acquisitions and costs from facilities and technology-related costs associated with our sales and marketing functions. We plan to invest further in sales and marketing to create brand awareness, expand the scope and scale of our global operations, develop our sales channel and increase revenue from existing customers. Sales and marketing costs in fiscal 2015 were $6.5 million and $1.5 million for the three months ended September 30, 2014 and $14.2 million and $3.5 million for the six months ended September 30, 2014. We expect sales and marketing costs in fiscal 2015 to decrease as compared to fiscal 2014 in absolute dollars.
General and Administrative

During the six months ended September 30, 2013, general and administrative costs were primarily comprised of the allocated costs related to the services provided by our parent Compuware for facilities, information technology, tax, internal audit, accounting, finance, human resources, legal and other services, as well as salaries and personnel-related expenses including stock and cash incentive compensation. Since August 2013, we have invested in hiring staff required to become a fully independent company. As of April 1, 2014, we have largely completed our general and administrative separation from Compuware, and we have not had any allocations from Compuware, nor do we anticipate any allocation from Compuware in the future. During the six months ended September 30, 2014, general and administrative costs are primarily comprised of salaries and personnel-related expenses for personnel in these functions including stock and cash incentive compensation and costs from facilities and technology-related costs associated with our corporate functions. We expect general and administrative costs in fiscal 2015 to decrease as compared to fiscal 2014 in absolute dollars.
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
Under the shared services agreement, Compuware provided us with certain tax, insurance, information technology and other services. In general, we were charged for shared services based on a pro rata allocation of Compuware’s costs. As the Company reduced its dependence upon Compuware for these services, the allocation was virtually eliminated. For the six months ended September 30, 2014, this expense was immaterial, and, effective October 31, 2014, the shared services agreement was terminated.
In connection with Compuware’s distribution of all of its common stock in the Company (see “Note 7. Subsequent Events” in the accompanying Notes to Condensed Consolidated Financial Statements), effective as of October 31, 2014, the Company and Compuware amended and restated the existing Master Separation Agreement and Tax Sharing Agreement and entered into a Termination of Intercompany Agreement to terminate the other intercompany agreements delivered in connection with the IPO. The amendments set forth in the Second Amended and Restated Master Separation Agreement are to specify the Company’s continued cooperation with Compuware in connection with the distribution and to revise the parties’ respective liability for costs incurred in connection with the distribution. The amendments set forth in the Second Amended and Restated Tax Sharing Agreement

(the “New TSA”) address certain tax matters related to the facts and circumstances of the distribution, including, among other things, the manner, amount and timing of the tax payments related to the distribution.
Assuming the Merger is completed, the distribution is expected to be taxable to Compuware and Compuware’s shareholders. If the Merger is completed, under the New TSA, any corporate-level income tax (including any corporate-level income tax on account of a tax election intended to give rise to a step-up in the tax basis of the Company’s assets) incurred as a result of the distribution will be borne by Compuware. If the Merger is not completed, and certain other conditions are satisfied, it is intended that the distribution qualify as a tax-free transaction to Compuware and its shareholders. The New TSA provides for certain continuing restrictions and covenants applicable to both Compuware and the Company that are intended to preserve the ability for the distribution to qualify as a tax-free spin-off.

CRITICAL ACCOUNTING POLICIES

Our goodwill balance as of September 30, 2014 was $23.4 million. Goodwill is tested annually as of the end of our fiscal fourth quarter for impairment or more frequently if indicators of impairment exist. Goodwill is considered to be impaired when the Company's net book value exceeds its estimated fair value and the carrying value of goodwill exceeds its implied fair value. No impairment losses have been recorded in the consolidated financial statements as of September 30, 2014.  If we experience a sustained decline in our stock price over a continued period, or if other relevant events or circumstances occur, we may be required to test goodwill for impairment earlier than the end of our fourth fiscal quarter and there could be a material change in the estimates or assumptions that we use to test goodwill for impairment and measure any goodwill impairment.  Our stock price closed at $4.15 per share on September 30, 2014, and since that date has declined to $2.25 as of November 5, 2014 (the day before this Form 10-Q filing). Accordingly, we may be required to assess goodwill for impairment during the quarter ended December 31, 2014, and we may determine as part of that assessment, that our recorded goodwill balance is partially or entirely impaired. An impairment of a significant portion of our goodwill could materially adversely affect our financial condition and results of operations and would be a noncash expense in the period the goodwill is impaired.

There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended March 31, 2014.
STOCK-BASED COMPENSATION
Stock award compensation expense, for options that do not have performance conditions, is recognized, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award.

RESULTS OF OPERATIONS
The following table is a summary of our condensed consolidated statements of comprehensive loss data:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013

Condensed Consolidated Statements of Comprehensive Loss Data:
Subscription and support	$16,759	$16,153	$32,268	$32,096
Services	4,976	8,372	11,054	16,530
Total revenue	21,735	24,525	43,322	48,626
Cost of revenue(1)	14,326	14,126	29,592	27,436
Gross profit	7,409	10,399	13,730	21,190
Operating expenses:
Research and development(1)	2,583	3,244	5,699	5,829
Sales and marketing(1)	8,003	10,787	17,775	18,126
General and administrative(1)	4,111	9,080	9,657	14,614
Total operating expenses	14,697	23,111	33,131	38,569
OPERATING LOSS	(7,288)	(12,712)	(19,401)	(17,379)

Other Income	17	—	39	—

LOSS BEFORE INCOME TAX PROVISION	(7,271)	(12,712)	(19,362)	(17,379)
Income tax provision	33	34	58	37
Net income (loss)	($7,304)	($12,746)	($19,420)	($17,416)
Basic and diluted earnings per share(2)	($0.19)	($0.42)	($0.51)	($0.58)
Weighted-average shares outstanding, Basic and diluted(2)	37,972	30,403	37,730	30,204

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Stock awards compensation classified as:
Cost of revenue	$69	$593	$584	$598
Research and development	28	451	94	498
Sales and marketing	341	3,989	946	4,036
General and administrative	817	4,987	2,249	5,374
Total stock awards compensation expense before income taxes	1,255	10,020	3,873	10,506

The following table sets forth a summary of our condensed consolidated statements of comprehensive loss as a percentage of our total revenue:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Condensed Consolidated Statements of Comprehensive Loss Data:
Subscription and support	77%	66%	74%	66%
Services	23	34	26	34
Total revenue	100	100	100	100
Cost of revenue(1)	66	58	68	56
Gross profit	34	42	32	44
Operating expenses:
Research and development(1)	12	13	13	12
Sales and marketing(1)	37	44	41	37
General and administrative(1)	19	37	22	30
Total operating expenses	68	94	76	79
OPERATING LOSS	(34)	(52)	(45)	(36)

Other Income	0	0	0	0

Income (loss) from operations before for income tax provision	(33)	(52)	(45)	(36)
Income tax provision	0	0	0	0
Net income (loss)	(33)%	(52)%	(45)%	(36)%
________________________________________________

(1)
All future stock compensation is expected to be granted in the form of Covisint stock awards and recorded as a non-cash expense. Refer to the table above for the breakdown of stock compensation included in these line item percentages.

THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
Revenue
Revenue derived from our subscription and support and services is presented in the table below:

	Three Months Ended September 30,		Period-to-Period Change
	2014	2013	$	%
	(In thousands)
Subscription and support	$16,759	$16,153	$606	4%
Services	4,976	8,372	(3,396)	(41)%
Total revenue	$21,735	$24,525	($2,790)	(11)%

Our subscription and support revenue increased to $16.8 million for the three months ended September 30, 2014 from $16.2 million for the three months ended September 30, 2013, representing an annual increase of 4%. The increase in subscription and support revenue between the three months ended September 30, 2014 and 2013 was primarily due to an increase in revenue from new customers of $2.3 million. The increase in subscription and support revenue was offset by a decrease of $0.9 million from two automotive customers that substantially reduced their contractual commitment for our electronic data interchange services during fiscal 2014, as well as decreased revenue from customers that terminated their agreements of $0.7 million.

Our services revenue declined to $5.0 million for the three months ended September 30, 2014 from $8.4 million for the three months ended September 30, 2014, representing a period over period decline of 41%. For the three months ended September 30, 2014, the services revenue decline can be attributed to: 1) a natural reduction in the deferred revenue recognized in the current period versus last year due to a diminished balance remaining from the establishment of stand-alone value for many of our services, 2) a reduction in ad hoc services projects with major subscription customers, 3) an improvement in the ease of implementation of our platform that results in quicker/less costly installations, 4) improvements in our platform that allow customers to perform portions of the implementation themselves, and, to a lesser extent, 5) our relatively low subscription bookings in the 2014 fiscal year.
Cost of Revenue
Cost of revenue is presented in the table below:

	Three Months Ended September 30,		Period-to-Period Change
	2014	2013	$	%
	(In thousands)
Cost of revenue	$14,326	$14,126	$200	1%
Gross margin	34%	42%

Cost of revenue increased during the three months ended September 30, 2014, as compared to the same period in 2013, by approximately $0.2 million. Cost increases included an increase of $2.0 million in expenses related to the use of subcontractors. This increase was offset by a decrease in salaries and personnel-related expenses in connection with our customer support, implementation, solution deployment, on-boarding and data center operations fees of $1.3 million. Cost decreases also included a decrease of $0.5 million in stock compensation expense.

Our gross margin decreased during the three months ended September 30, 2014 as compared with the same period in 2013. Cost of revenue did not decline in line with the decrease in revenue.
Research and Development
Research and development costs incurred, expensed and capitalized are presented in the table below:

	Three Months Ended September 30,			Period-to-Period Change
	2014	2013		$	%
	(In thousands)
Research and development costs incurred	$3,222	$4,640		($1,418)	(31)%
Capitalized internal software costs	(639)	(1,396)		757	(54)%
Research and development costs expensed	$2,583	$3,244		($661)	(20)%
Percentage of total revenue:			t
Research and development costs incurred	15%	19%
Research and development costs expensed	12%	13%
Research and development costs incurred decreased during the three months ended September 30, 2014, as compared to the same period in 2013, primarily due to a $1.1 million decrease in salaries and personnel-related expenses and a decrease of $0.3 million in costs related to third-party contractors for software development activities. The decrease in costs incurred was offset by a $0.8 million decrease in capitalized research and development costs resulting in a $0.7 million decrease in research and development costs.
Sales and Marketing
Sales and marketing costs are presented in the table below:

	Three Months Ended September 30,		Period-to-Period Change
	2014	2013	$	%
	(In thousands)
Sales and marketing	$8,003	$10,787	($2,784)	(26)%
Percentage of total revenue	37%	44%
Sales and marketing costs decreased during the three months ended September 30, 2014, as compared to the same period in 2013, primarily due to a $3.6 million decrease in stock compensation expense as a result of the pull forward expense associated with the September 2013 IPO, offset by a $0.5 million increase in marketing expense and a $0.2 million increase in technology and allocated facilities expense.
General and Administrative
General and administrative costs are presented in the table below:

	Three Months Ended September 30,		Period-to-Period Change
	2014	2013	$	%
	(In thousands)
General and administrative	$4,111	$9,080	($4,969)	(55)%
Percentage of total revenue	19%	37%

General and administrative costs decreased during the three months ended September 30, 2014, as compared to the same period in 2013, primarily due to a $4.2 million decrease in stock compensation expense as a result of the pull forward expense associated with the September 2013 IPO.
SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
Revenue
Revenue derived from our subscription and support and services is presented in the table below:

	Six Months Ended September 30,		Period-to-Period Change
	2014	2013	$	%
	(In thousands)
Subscription and support	$32,268	$32,096	$172	1%
Services	11,054	16,530	(5,476)	(33)%
Total revenue	$43,322	$48,626	($5,304)	(11)%

Our subscription and support revenue increased to $32.3 million for the six months ended September 30, 2014 from $32.1 million for the six months ended September 30, 2013, representing an annual increase of 1%.  The increase in subscription and support revenue between the six months ended September 30, 2014 and 2013 was primarily due to an increase in revenue from new customers of $2.9 million. The increase in subscription and support revenue was partially offset by a decline in revenue from customers that terminated or elected not to renew their agreements of $1.3 million and a decline of revenue of $1.3 million from two automotive customers that substantially reduced their contractual commitment for our electronic data interchange services during fiscal 2014.

Our services revenue declined to $11.1 million for the six months ended September 30, 2014 from $16.5 million for the six months ended September 30, 2014, representing a period over period decline of 33%. For the three months ended September 30, 2014, the services revenue decline can be attributed to: 1) a natural reduction in the deferred revenue recognized in the current period versus last year due to a diminished balance remaining from the establishment of stand-alone value for many of our services, 2) a reduction in ad hoc services projects with major subscription customers, 3) an improvement in the ease of implementation of our platform that results in quicker/less costly installations, 4) improvements in our platform that allow customers to perform portions of the implementation themselves, and, to a lesser extent, and 5) our relatively low subscription bookings in the 2014 fiscal year.

Cost of Revenue
Cost of revenue is presented in the table below:

	Six Months Ended September 30,		Period-to-Period Change
	2014	2013	$	%
	(In thousands)
Cost of revenue	$29,592	$27,436	$2,156	8%
Gross margin	32%	44%

Cost of revenue increased during the six months ended September 30, 2014, as compared to the same period in 2013, by approximately $2.2 million. Cost increases included an increase of $1.9 million in expenses related to the use of subcontractors mainly as a result of the Company's decision to transfer certain employees to certified partners in the current period. In addition, there was an increase in the amortization of deferred cost of $0.2 million and a decrease in the amount of costs capitalized of $0.2 million.

Our gross margin decreased during the six months ended September 30, 2014 as compared with the same period in 2013. Cost of revenue did not decline in line with the decrease in revenue.
Research and Development
Research and development costs incurred, expensed and capitalized are presented in the table below:

	Six Months Ended September 30,		Period-to-Period Change
	2014	2013	$	%
	(In thousands)
Research and development costs incurred	$7,128	$9,177	($2,049)	(22)%
Capitalized internal software costs	(1,429)	(3,348)	1,919	(57)%
Research and development costs expensed	$5,699	$5,829	($130)	(2)%
Percentage of total revenue:
Research and development costs incurred	16%	19%
Research and development costs expensed	13%	12%
Research and development costs incurred decreased during the six months ended September 30, 2014, as compared to the same period in 2013, primarily due to a $2.1 million decrease in salaries and personnel-related expenses. The decrease in costs incurred was offset by $1.9 million decrease in capitalized research and development costs resulting in a $0.1 million decrease to research and development expense for the six months ended September 30, 2014.
Sales and Marketing
Sales and marketing costs are presented in the table below:

	Six Months Ended September 30,		Period-to-Period Change
	2014	2013	$	%
	(In thousands)
Sales and marketing	$17,775	$18,126	($351)	(2)%
Percentage of total revenue	41%	37%
Sales and marketing costs decreased during the six months ended September 30, 2014, as compared to the same period in 2013, primarily due to a $3.1 million decrease in stock compensation expense offset by a $1.0 million increase in marketing expense, $1.1 million increase in technology and allocated facilities expense, and a $0.2 million increase in depreciation and amortization expense. In addition there was increased sales and marketing costs during the six months ended September 30, 2014 in salaries and personnel-related expenses of $0.2 million and an increase of $0.1 million in costs related to the use of subcontractors.
General and Administrative
General and administrative costs are presented in the table below:

	Six Months Ended September 30,		Period-to-Period Change
	2014	2013	$	%
	(In thousands)
General and administrative	$9,657	$14,614	($4,957)	(34)%
Percentage of total revenue	22%	30%

General and administrative costs decreased during the three months ended September 30, 2014, as compared to the same period in 2013, primarily due to a $3.1 million decrease in stock compensation expense. The decrease in costs also included a reduction in allocated expenses from Compuware as compared to a similar set of expenses incurred as a stand-alone company.

LIQUIDITY AND CAPITAL RESCOURCES
In summary, our cash flows were:

	Six Months Ended September 30,
	2014	2013

Combined and Consolidated Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	($10,303)	($2,301)
Net cash used in investing activities	(3,302)	(3,823)
Net cash provided by financing activities	8,284	6,185
Effect of exchange rate	(47)	40
Net change in cash	($5,368)	$101
Cash Flows from Operating Activities
Cash provided by operating activities decreased $8.0 million for the six months ended September 30, 2014, as compared to the same period in 2013, primarily as a result of a $5.3 million decrease in revenues primarily from our decline in services revenue. In addition cost of revenues increased $2.2 million primarily due to the increased utilization of our certified partners and other subcontractors. The remaining cash decrease of $0.5 million is due to fluctuations in working capital.
Cash Flows from Investing Activities
Cash used in investing activities typically consists of the purchase of property and equipment associated with our infrastructure and the capitalization of research and development costs related to expanding our cloud-based platform. Cash used in investing activities decreased by $0.5 million for the six months ended September 30, 2014, as compared with the same period in 2013, primarily due to a $1.9 million decrease in cash paid for capitalized research and development, partially offset by an increase in property and equipment purchases of $1.4 million.
Cash Flows from Financing Activities
Cash provided by financing activities increased $2.1 million to $8.3 million for the six months ended September 30, 2014, from $6.2 million for the six months ended September 30, 2013, primarily due to the increase of our net cash received from our parent of $0.3 million, and $1.2 million of net proceeds from the exercise of Covisint stock options. Finally, there were $0.6 million of IPO costs in the six months ended September 30, 2013.
RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS
New accounting guidance that we have recently adopted, as well as accounting guidance that has been recently issued, but not yet adopted by us, are included in Note 1 of the notes to the condensed consolidated financial statements appearing elsewhere in this Report.
CONTRACTUAL OBLIGATIONS
The Company entered into standalone operating lease agreements for its Shanghai and Detroit locations in the first quarter of our fiscal year 2015. The Shanghai lease expires on April 30, 2017 and does not contain any purchase obligations associated with the lease. The total future minimum lease obligation of the Shanghai lease is approximately $1.4 million. The lease agreement for our Detroit location expires as of March 31, 2015.
OFF-BALANCE SHEET ARRANGEMENTS
We currently do not have any off-balance sheet or non-consolidated special purpose entity arrangements as defined by the applicable SEC rules.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed primarily to market risks associated with foreign currency exchange rates. We do not use derivative financial instruments or forward foreign exchange contracts for investment, speculative or trading purposes. We believe our foreign currency risk is minimal as 94% and 86% of our revenue was based in U.S. dollars for the six months ended September 30, 2014 and 2013, respectively. In addition, we have no long-term assets or liabilities in foreign currencies. We do not have a material exposure to market risk with respect to investments.
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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures are effective, at the reasonable assurance level, to cause information required to be disclosed in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required financial disclosure.
Changes in Internal Control over Financial Reporting
We began configuration of NetSuite as our ERP System in Fiscal Year 2014. On April 1, 2014, we went live with the initial phase of the NetSuite implementation, (i.e., custodial accounting) which upgrades our information system capabilities and improves our business processes and financial reporting system.  On September 1, 2014, we went live with the implementation of time reporting for service employees. The implementation of the contract management module remains ongoing. This software implementation project will result in changes in our business processes and related internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Management will continue to monitor, evaluate and update the related processes and internal controls as necessary during the post implementation period to ensure adequate internal control over financial reporting.

Other than the change described above, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Report, you should carefully consider the risks under the heading "Risk Factors" in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 20, 2014, which risks could materially affect our business, financial condition or future results. There has been no material changes in our risk factors from those described in the 2014 Annual Report on Form 10-K. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.
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

ITEM 6. EXHIBITS

The following exhibits are filed herewith.

Exhibit Number	Description of Document
10.1	Termination of Intercompany Agreements dated as of October 31, 2014, between Compuware Corporation and Covisint Corporation
10.2	Second Amended and Restated Master Separation Agreement dated as of October 31, 2014, between Compuware Corporation and Covisint Corporation
10.3	Second Amended and Restated Tax Sharing Agreement dated as of October 31, 2014, among Compuware Corporation and its Affiliates and Covisint Corporation and its Affiliates
15	Independent Registered Public Accounting Firm's Awareness Letter
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act
32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COVISINT CORPORATION

Date:	November 6, 2014	By: /s/ Samuel M. Inman, III
Samuel M. Inman, III
Chief Executive Officer
Principal Executive Officer

Date:	November 6, 2014	By: /s/ Enrico Digirolamo
Enrico Digirolamo
Chief Financial Officer
Principal Accounting Officer