Form 10-Q
period 2014-12-31
Covisint Corp
filed 2015-02-12
CIK 1563699

As filed with the Securities and Exchange Commission on February 12, 2015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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
As of February 10, 2015, there were outstanding 39,012,150 shares of Common Stock, no par value, of the registrant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Covisint Corporation
Detroit, Michigan

We have reviewed the accompanying condensed consolidated balance sheet of Covisint Corporation and subsidiaries (the “Company”) as of December 31, 2014, and the related condensed consolidated statements of comprehensive loss for the three-month and nine-month periods ended December 31, 2014 and 2013, of cash flows for the nine-month periods ended December 31, 2014 and 2013, and shareholders’ equity for the nine-month period ended December 31, 2014. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Covisint Corporation and subsidiaries as of March 31, 2014, and the related consolidated statements of comprehensive loss, shareholders’ equity, and cash flows, for the year then ended (not presented herein); and in our report dated May 30, 2014, we expressed an unqualified opinion on those consolidated financial statements (which report includes an explanatory paragraph referring to the financial statements prior to January 1, 2013 being prepared from the records of Compuware Corporation). In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
February 12, 2015

COVISINT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	December 31, 2014	March 31, 2014
ASSETS
CURRENT ASSETS:
Cash	$43,325	$49,536
Accounts receivable, net	14,035	21,838
Deferred tax asset, net	—	1,017
Due from parent and affiliates	—	2,813
Other current assets	7,159	5,983
Total current assets	64,519	81,187
PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION	6,103	4,751
CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS, NET	19,941	23,040
OTHER:
Goodwill	25,385	25,385
Deferred costs	2,674	6,188
Deferred tax asset, net	120	131
Other assets	895	766
Total other assets	29,074	32,470
TOTAL ASSETS	$119,637	$141,448
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,123	$3,893
Accrued commissions	2,578	1,640
Deferred revenue	10,727	16,606
Accrued expenses	2,774	3,752
Deferred tax liability, net	201	—
Total current liabilities	21,403	25,891
DEFERRED REVENUE	5,812	11,223
ACCRUED LIABILITIES	58	56
DEFERRED TAX LIABILITY, NET	1,676	2,668
Total liabilities	28,949	39,838
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS' EQUITY:
Preferred stock, no par value - authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, no par value - authorized 50,000,000 shares; issued and outstanding 38,868,700 (37,490,500 issued and outstanding as of March 31, 2014)	—	—
Additional paid-in capital	156,036	140,569
Retained deficit	(65,328)	(38,947)
Accumulated other comprehensive income (loss)	(20)	(12)
Total shareholders' equity	90,688	101,610
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$119,637	$141,448
See notes to condensed consolidated financial statements.

COVISINT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
REVENUE	$21,755	$24,109	$65,077	$72,735
COST OF REVENUE	14,384	13,660	43,976	41,096
GROSS PROFIT	7,371	10,449	21,101	31,639
OPERATING EXPENSES:
Research and development	2,865	3,533	8,564	9,362
Sales and marketing	7,006	8,484	24,781	26,610
General and administrative	4,455	6,724	14,112	21,338
Total operating expenses	14,326	18,741	47,457	57,310
OPERATING LOSS	(6,955)	(8,292)	(26,356)	(25,671)

Other Income	15	—	54	—

LOSS BEFORE INCOME TAX PROVISION	(6,940)	(8,292)	(26,302)	(25,671)
INCOME TAX PROVISION	21	22	79	59
NET LOSS	($6,961)	($8,314)	($26,381)	($25,730)
Basic and diluted loss per share	($0.18)	($0.22)	($0.69)	($0.79)
OTHER COMPREHENSIVE INCOME, NET OF TAX
Foreign currency translation adjustments	($45)	$24	($8)	$44
OTHER COMPREHENSIVE INCOME, NET OF TAX	(45)	24	(8)	44
COMPREHENSIVE LOSS	($7,006)	($8,290)	($26,389)	($25,686)

See notes to condensed consolidated financial statements.

COVISINT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
NINE MONTHS ENDED DECEMBER 31, 2014
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE AT MARCH 31, 2014	37,490,500	$—	$140,569	($38,947)	($12)	$101,610
Net loss				(26,381)		(26,381)
Parent contribution of stock awards and related taxes, net			(25)			(25)
Covisint stock compensation (Note 5)			5,445			5,445
Covisint stock option exercise	1,378,200		2,404			2,404
Income taxes			7,643			7,643
Foreign currency translation					(8)	(8)
BALANCE AT DECEMBER 31, 2014	38,868,700	$—	$156,036	($65,328)	($20)	$90,688

See notes to condensed consolidated financial statements.

COVISINT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended December 31,
	2014	2013
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	($26,381)	($25,730)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	7,091	6,423
Deferred income taxes	(8)	43
Stock award compensation	5,571	14,413
Net change in assets and liabilities:
Accounts receivable	7,626	6,464
Other assets	2,713	1,891
Accounts payable and accrued expenses	105	(376)
Deferred revenue	(11,134)	(5,730)
Net cash used in operating activities	(14,417)	(2,602)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of:
Property and equipment	(1,975)	(1,936)
Capitalized software	(2,298)	(4,364)
Net cash used in investing activities	(4,273)	(6,300)
CASH FLOWS PROVIDED BY FINANCING ACTIVITES:
Cash payments from parent company	23,999	53,208
Cash payments to parent company	(13,879)	(57,942)
Proceeds from initial public offering	—	68,448
Initial public offering costs	—	(1,397)
Net proceeds from exercise of stock awards	2,404	332
Net cash provided by financing activities	12,524	62,649
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(45)	57
NET CHANGE IN CASH	(6,211)	53,804
CASH AT BEGINNING OF PERIOD	49,536	966
CASH AT END OF PERIOD	$43,325	$54,770

See notes to condensed consolidated financial statements.

COVISINT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The accompanying unaudited condensed consolidated financial statements (“Financial Statements”) include the accounts of Covisint Corporation and subsidiaries, a Michigan corporation.
On October 31, 2014, Compuware Corporation (“Compuware”) completed its distribution of 31,384,920 shares of common stock of Covisint Corporation (“Covisint” or "the Company") to its shareholders. Prior to October 31, 2014, Covisint Corporation was majority-owned by Compuware.

The Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), for interim financial information and with the instructions of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based its assumptions and estimates on the facts and circumstances existing at December 31, 2014, final amounts may differ from these estimates. In the opinion of the Company’s management, the accompanying Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented.

The Company has evaluated subsequent events through the date these financial statements were issued.

These financial statements should be read in conjunction with the Company's 2014 Annual Report on Form 10-K. Prior to April 1, 2014, Compuware expense allocations were recorded within general and administrative expense. Effective April 1, 2014, the allocations were replaced with actual expenses incurred by the Company and these have been recorded in each respective income statement line item. Other than the change in the presentation of the expenses, there have been no significant changes to the Company’s accounting policies as disclosed in the Company’s 2014 Annual Report on Form 10-K.
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

The Company has evaluated recent pronouncements through ASU 2015-01 and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.
2.    CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS
The components of the Company’s intangible assets are as follows (in thousands):

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks(1)	$358		$358
Amortizing intangible assets:
Capitalized software(2)	$51,287	($32,233)	$19,054
Customer relationship agreements(3)	4,715	(4,186)	529
Trademarks(4)	340	(340)	—
Total amortizing intangible assets	$56,342	($36,759)	$19,583

	March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks(1)	$358		$358
Amortizing intangible assets:
Capitalized software(2)	$48,989	($27,067)	$21,922
Customer relationship agreements(3)	4,715	(3,955)	760
Trademarks(4)	340	(340)	—
Total amortizing intangible assets	$54,044	($31,362)	$22,682
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

Amortization expense of intangible assets was $1.8 million and $1.8 million for the three months ended December 31, 2014 and 2013, respectively, and $5.4 million and $5.3 million for the nine months ended December 31, 2014 and 2013, respectively. Estimated future amortization expense, based on identified intangible assets at December 31, 2014, is expected to be as follows (in thousands):

	At December 31, 2014 for the Year Ending March 31,
	2015	2016	2017	2018	2019
Capitalized software	$1,691	$6,528	$5,578	$3,540	$1,235
Customer relationships	77	308	144	—	—
Total	$1,768	$6,836	$5,722	$3,540	$1,235

3.    EARNINGS PER COMMON SHARE
Basic earnings per common share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potentially dilutive equivalent shares outstanding using the treasury method.
EPS data were computed as follows (in thousands, except for per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Basic loss per share:
Numerator: Net loss	($6,961)	($8,314)	($26,381)	($25,730)
Denominator:
Weighted-average common shares outstanding	38,423	37,363	37,962	32,599
Basic loss per share	($0.18)	($0.22)	($0.69)	($0.79)
Diluted loss per share:
Numerator: Net loss	($6,961)	($8,314)	($26,381)	($25,730)
Denominator:
Weighted-average common shares outstanding	38,423	37,363	37,962	32,599
Dilutive effect of stock awards	—	—	—	—
Total shares	38,423	37,363	37,962	32,599
Diluted loss per share	($0.18)	($0.22)	($0.69)	($0.79)
Stock awards to purchase approximately 4,927,000 and 4,342,000 shares for the three months ended December 31, 2014 and 2013, respectively, and 4,800,000 and 4,314,000 shares for the nine months ended December 31, 2014 and 2013, respectively, were excluded from the diluted EPS calculation because they were anti-dilutive.

4.    COMMITMENTS AND CONTINGENCIES
Contractual Obligations

The Company entered into standalone operating lease agreements for its Shanghai, China and Detroit locations in the first quarter of our fiscal year 2015. The Shanghai lease expires on April 30, 2017 and does not contain any purchase obligations associated with the lease. The total future minimum lease obligation of the Shanghai lease is approximately $1.3 million as of December 31, 2014. The lease agreement for the Company's Detroit location expires May, 2015.

On December 18, 2014, the Company entered into a new lease for its headquarters in Southfield, Michigan. The 11 year term of the lease will commence in May, 2015. The Company will be obligated to pay approximately $0.0 for the year ending March 31, 2016, $0.5 million for 2017, $0.6 million for 2018, $0.6 million for 2019, and $0.6 million for 2020 for total obligated lease payments of $2.3 million for the five years ending March 31, 2020. The lease is an operating lease whereby rent expense will be recognized ratably over the lease term, irrespective of cash payments.
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
Beginning on May 30, 2014, two putative class actions were filed in the U.S. District Court for the Southern District of New York against the Company, directors and certain officers at the time of the Company's initial public offering ("IPO") alleging violation of securities laws in connection with the Company's IPO and seeking unspecified damages. On August 15, 2014, the cases were consolidated with Charles Rankin appointed lead plaintiff. On October 15, 2014, the lead plaintiff filed an amended complaint. We believe these lawsuits are without merit, and we intend to vigorously defend them. The Company currently has no other outstanding material litigation.
5.    BENEFIT PLANS
Compuware Stock-Based Compensation Plans
Prior to fiscal year 2014, while the Company was a majority-owned subsidiary of Compuware, certain Covisint employees were granted Compuware stock compensation awards. In accordance with the provisions of Staff Accounting Bulletin (“SAB”)

1.B.1, “Costs Reflected in Historical Financial Statements,” the expense for these awards is included within the condensed consolidated statements of comprehensive loss.
Compuware Stock Option Activity
A summary of option activity for Covisint employees under Compuware’s stock-based compensation plans as of December 31, 2014, and changes during the nine months then ended is presented below. Due to the spin-off of Covisint from Compuware, all Compuware options held by Covisint employees had to be exercised or they would be terminated 30 days after the completion of the spin-off. All vested options were exercised. All non-vested Compuware options terminated in the third quarter of fiscal 2015. Shares and intrinsic value are presented in thousands.

	Nine Months Ended December 31, 2014
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of April 1, 2014	472	$9.23
Granted	—
Exercised	(301)	$8.28		$627
Forfeited/Cancelled	(171)
Options outstanding as of December 31, 2014	—	$—	0
Options vested and expected to vest, net of estimated forfeitures, as of December 31, 2014	—	$—	0
Options exercisable as of December 31, 2014	—	$—	0
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
Compuware Restricted Stock Units
Due to the spin-off of Covisint from Compuware, all non-vested Compuware RSU's terminated on October 31, 2014. A summary of non-vested restricted stock units (“RSUs”) activity for Covisint employees and directors under the Compuware LTIP as of December 31, 2014, and changes during the nine months then ended is presented below. Shares and intrinsic value are presented in thousands.

	Nine Months Ended December 31, 2014
	Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Non-vested RSU outstanding at April 1, 2014	182
Granted	—
Released	(156)		$1,514
Forfeited	(26)
Dividend equivalents, net	—	$—
Non-vested RSU outstanding at December 31, 2014	—

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
As of December 31, 2014, there were 4.6 million stock options and 0.3 million RSUs outstanding from the 2009 Covisint LTIP. The Company recognized stock compensation expense of $1.7 million and $5.6 million for the three and nine months ended December 31, 2014 related to awards granted under the 2009 Covisint LTIP.
Certain individuals, who received stock options from the 2009 Covisint LTIP, were also eligible to be awarded performance stock awards ("PSAs") from the Compuware 2007 LTIP. There were 681,000 PSAs that were cancelled upon the closing of the Covisint IPO. As a result, $2.9 million of expense associated with the PSAs was reversed during the quarter ended September 30, 2013. PSA credit totaling $2.8 million and $2.5 million was recorded to “general and administrative” during the three and nine months ended September 30, 2013, respectively.
Stock Option Activity
A summary of option activity under the Company’s stock-based compensation plans as of December 31, 2014, and changes during the nine months then ended is presented below (shares and intrinsic value in thousands):

	Nine Months Ended December 31, 2014
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of April 1, 2014	4,458	$3.48
Granted	1,695	4.04
Exercised	(1,378)	1.85
Forfeited	(194)	7.30
Options outstanding as of December 31, 2014	4,581	$4.01	5.84	$1,680
Options vested and expected to vest, net of estimated forfeitures, as of December 31, 2014	4,351	$3.98	5.64	$1,670
Options exercisable as of December 31, 2014	454	$6.76	8.19	$—
All options were originally granted at estimated fair market value for those granted prior to IPO, and at fair market value for those granted post IPO. Options expire ten years from the date of grant unless expiration has been otherwise accelerated in accordance with a termination and/or separation agreement.

On April 7, 2014, 140,000 stock options with an estimated fair market value of $3.58 per option were granted to an employee. On July 1, 2014, 750,000 stock options with an estimated fair market value of $2.25 per option were granted to an employee. During November, 2014, 685,000 stock options with an estimated fair market value of $1.30 per option were granted to employees and directors. On December 1, 2014, 120,000 stock options with an estimated fair market value of $1.08 per option were granted to one employee.
For the nine months ending December 31, 2014, 1,378,200 options were exercised by participants of the 2009 Covisint LTIP.

Restricted Stock Unit Activity
A summary of non-vested restricted stock units (“RSUs”) activity as of December 31, 2014, and changes during the nine months then ended is presented below. Shares and intrinsic value are presented in thousands.

Nine Months Ended December 31, 2014
	Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Non-vested RSU outstanding at April 1, 2014	—
Granted	338	$3.91
Released	—
Forfeited	—
Dividend equivalents, net	—
Non-vested RSU outstanding at December 31, 2014	338		$896
On July 1, 2014, 182,193 restricted stock units with a fair market value as of the grant date of $4.86 were granted to an employee. The restricted stock instruments granted on July 1, 2014 vest at 33.3% on each the first, second and third anniversary of the grant date. On November 17, 2014 a total 155,795 restricted stock units with a fair market value as of the grant date of $2.79 were granted to five directors. The restricted stock instruments granted November 17, 2014 vest at 100% on August 25, 2015. There are no other outstanding Covisint restricted stock units as of December 31, 2014.
Stock Awards Compensation
For the three months ended December 31, 2014 and 2013, respectively, and for the nine months ended December 31, 2014 and 2013, respectively, stock awards compensation expense was recorded as follows in thousands:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Stock awards compensation classified as:
Cost of revenue	($1)	$137	$583	$735
Research and development	55	158	149	656
Sales and marketing	424	1,117	1,369	5,153
Administrative and general	1,221	2,495	3,470	7,869
Total stock awards compensation expense before income taxes	$1,699	$3,907	$5,571	$14,413

As of December 31, 2014, total unrecognized compensation cost of $6.1 million, net of estimated forfeitures, related to nonvested equity awards granted is expected to be recognized over a weighted-average period of approximately 2.6 years. The following table summarizes the Company’s estimated future recognition of its unrecognized compensation cost related to stock awards as of December 31, 2014 (in thousands).

	Year Ending March 31,
Covisint Stock-Based Compensation Plan:	Total	2015	2016	2017	2018
Stock Compensation Expense	$6,128	$846	$2,757	$1,674	$851
6.    RELATED PARTY TRANSACTIONS
On October 31, 2014, Covisint ceased being a subsidiary of Compuware Corporation as a result of Compuware's distribution of its holdings of Covisint common stock to Compuware shareholders.
Prior to October 31, 2014, Covisint was a member of the Compuware Consolidated Group for tax purposes. Compuware Corporation, under a tax sharing agreement, used Covisint's tax losses and paid Covisint in cash for the tax losses utilized by the

Compuware Consolidated Group. For fiscal 2015, Covisint was paid by Compuware based upon estimates of the losses utilized, which are subject to a true-up based upon filing actual federal and state income tax returns.

On December 15, 2014, Compuware Corporation was acquired by Thoma Bravo, LLC. As a result, the intended tax-free spin of Covisint became taxable to the Compuware Consolidated Group. In October, 2014, Covisint agreed to amend the tax sharing agreement with Compuware so that Covisint agreed in writing to make a joint election under §336(e) of the Internal Revenue Code with Compuware. Under §336(e) for federal income tax purposes, Covisint is treated as if it sold all of its assets at fair market value. Compuware agreed to pay all income tax Covisint would have been responsible to pay for making the §336(e) election. As a result of the §336(e) election, Covisint will receive a step up in its tax basis in its assets to fair market value on October 31, 2014, the day Covisint ceased to be a member of the Compuware Consolidated Group. Covisint will amortize its new basis to provide future tax deductions that would offset any future taxable income. Given Covisint’s historical loss position, there is a full valuation allowance preventing the recognition of any potential deferred tax asset.
The Company previously utilized professional services staff of Compuware to provide certain services to customers and to provide additional resources for research and development activities. These costs were included in “cost of revenue” and “research and development” as applicable. Effective January 31, 2014, Compuware sold substantially all of the assets related to Compuware's Professional Services business unit to Marlin Equity Partners. As such, charges from Compuware for professional services totaled $0.0 million for both the three and nine months ended December 31, 2014. Charges from Compuware for professional services were $0.3 million and $1.3 million for the three and nine months ended December 31, 2013, respectively.
Certain transactions with Compuware are settled in cash and are reflected as due to or due from parent and affiliates within the condensed consolidated balance sheet, prior to Covisint's spin-off from Compuware on October 31, 2014. At December 31, 2014, the Company had a net receivable due from parent of $0.0 as compared to a net receivable of $2.8 million at March 31, 2014. The activity in the nine months ended December 31, 2014 was primarily comprised of Compuware’s payment of the net due from amount of approximately $2.8 million as of March 31, 2014, and additional payments from Compuware of approximately $7.6 million related to Compuware’s utilization of the Company’s tax loss and other tax attributes through the date of the Company’s spin-off from Compuware.

Going forward, transactions between Compuware and Covisint are expected to be minimal and will relate primarily to cash collections for certain Covisint customers that continue to pay Compuware directly. As of December 31, 2014, a receivable of $0.7 million from Compuware was recorded as part of other current assets in the accompanying condensed consolidated balance sheet, and relates primarily to the tax sharing agreement with Compuware. On December 31, 2014, Compuware sold the building where Covisint is currently located. Accordingly, Compuware is no longer Covisint's landlord.

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

OVERVIEW

Covisint provides a leading cloud engagement platform for enabling organizations to securely connect, engage and collaborate with large, distributed communities of customers, business partners, and suppliers ("Platform"). Our Platform allows global organizations with complex external business relationships to create, streamline and automate external mission-critical business processes that involve the secure exchange of and access to critical information from multiple sources. Our customers deploy our Platform to deliver on current and new business initiatives, enhance competitiveness, create new revenue opportunities, increase customer retention and lower operating costs.
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
The majority of our revenue is generated through subscription and support fees paid to enable our customers to access our Platform. Subscription and support revenue accounted for $15.7 million and $17.6 million, or 72% and 73% of our total revenue, during the three months ended December 31, 2014 and 2013, respectively, and $47.9 million and $49.7 million, or 74% and 68% of our total revenue during the nine months ended December 31, 2014 and 2013, respectively. We also generate revenue from the provision of services related to implementation, solution deployment and on-boarding of new customers onto our Platform, and the performance of projects and enhancements. Services revenue accounted for $6.1 million and $6.5 million, or 28% and 27% of our total revenue, during the three months ended December 31, 2014 and 2013, respectively, and $17.2 million and $23.1 million, or 26% and 32% of our total revenue during the nine months ended December 31, 2014 and 2013, respectively.

Over the past three quarters, the Company has accelerated its transition from a services-and-software company to a true cloud-based enterprise software company. The Company increased its product management focus by accelerating its Platform product roadmap. Covisint is investing to enhance the strength and flexibility of the Platform, including (a) a broader set of standard application programming interfaces (APIs) to enable customers and partners to manage data transmitted via the Platform from an even broader set of applications; (b) enhancing the ability of our customers and service partners to develop and implement business solutions on the Platform with limited involvement of Company resources; and (c) enhancing our ability to host the Platform in different geographies with multiple hosting service providers.

At the same time, the Company reviewed the sustainability and profitability of certain of its applications used with the Platform. Consequently, we have shifted away from developing and selling applications that require significant amounts of services to implement. A large amount of our healthcare customer base utilized these applications. Furthermore, we understand that AT&T has shifted the strategy of its healthcare business, and accordingly, AT&T is no longer reselling the Company’s Platform or application-based products. We expect that, as of the end of fiscal 2015, we will have concluded substantially all of the business under our reseller agreement with AT&T.  As a result of these changes, revenue from our healthcare vertical is expected to continue to decline over the next six months. We remain committed to providing our core Platform in the healthcare industry where partners provide the tools to integrate and analyze healthcare data.

We continue to focus attention on growing our relationships with strategic partners, such as Cisco Systems, Inc., which provides us with extensive global sales presence to access customers we could not otherwise reach. Cisco has developed its own platform as a service offering, SXP, utilizing the Company’s core Platform. During the 3rd quarter FY2015, we entered into our initial customer engagement with Cisco.  Specifically, Cisco and General Motors entered into a 5.3 year contract for GM to procure both Covisint's supply chain platform and EDI services from Cisco, and the Company agreed to provide these services it provided directly to GM previously to GM as a subcontractor to Cisco.  While the Company is no longer the prime contractor for its GM supply chain platform and EDI business, we have successfully extended the contract to provide these services to GM through April 2020. Moreover, given Cisco’s substantial presence within GM, we believe that we will be better able to expand our revenue at GM (and other customers) as a result of our strategic partnership with Cisco. We anticipate the Cisco relationship and other similar relationships will provide Covisint with additional scale and bandwidth to sell our core platform and grow our core subscription business.

The automotive industry accounted for 47% and 44% of our total revenue for the three months ended December 31, 2014 and 2013, respectively, and 45% and 48% of our total revenue in the nine months ended December 31, 2014 and 2013, respectively. The healthcare industry accounted for 28% and 33% of our total revenue for the three months ended December 31, 2014 and 2013, respectively, and 31% and 33% of our total revenue in the nine months ended December 31, 2014 and 2013, respectively. We have seen increases in revenue from our Enterprise business that services the energy, financial services, travel and other non-automotive or healthcare industries, which accounted for 25% and 19% of our total revenue for the three months ended December 31, 2014 and 2013, respectively, and 24% and 18% of our total revenue in the nine months ended December 31, 2014 and 2013, respectively. Revenue from outside of the U.S. accounted for 13% and 18% of our total revenue for the three months ended December 31, 2014 and 2013, respectively, and 15% and 15% of our total revenue in the nine months ended December 31, 2014 and 2013, respectively.
Our subscription and support revenue decreased to $15.7 million for the three months ended December 31, 2014 from $17.6 million for the three months ended December 31, 2013, representing a decrease of 11%. Our subscription and support revenue decreased to $47.9 million for the nine months ended December 31, 2014 from $49.7 million for the nine months ended December 31, 2013, representing a decrease of 4%.
Our services revenue declined to $6.1 million for the three months ended December 31, 2014 from $6.5 million for the three months ended December 31, 2013, representing a period over period decline of 6%. Our services revenue declined to $17.2 million for the nine months ended December 31, 2014 from $23.1 million for the nine months ended December 31, 2013, representing a period over period decline of 26%.
We experienced net income (losses) of ($7.0) million and ($8.3) million for the three months ended December 31, 2014 and 2013, respectively, and ($26.4) million and ($25.7) million for the nine months ended December 31, 2014 and 2013, respectively.
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
We have historically capitalized a significant portion of our research and development costs and believe the amortization of capitalized software will increase in absolute dollars. Our total research and development costs incurred were $3.7 million and $4.5 million during the three months ended December 31, 2014 and 2013, respectively, and $10.9 million and $13.7 million for the nine months ended December 31, 2014 and 2013, respectively. Of our total research and development costs incurred, we capitalized 23% and 22% during the three months ended December 31, 2014 and 2013, respectively and 21% and 32% during the nine months ended December 31, 2014 and 2013, respectively. We increased capitalization of our research and development costs during the three months ended December 31, 2014, as compared to the same period in 2013, due to the timing and stage of our initiatives. In the three months ended December 31, 2014, there was an increase of projects in the implementation stage and, thus more of our project costs were capitalized as compared to the prior period when more projects were in the planning stage.

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

The table below provides reconciliations between the non-U.S. GAAP financial measures discussed above to the comparable U.S. GAAP measures of gross profit:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Gross profit	$7,371	$10,449	$21,101	$31,639
Gross margin	34%	43%	32%	43%
Adjustments:
Stock compensation expense—cost of revenue	($1)	$137	$583	$735
% of total revenue	—%	1%	1%	1%
Amortization of capitalized software—cost of revenue	$1,728	$1,711	$5,103	$5,016
% of total revenue	8%	7%	8%	7%
Non-GAAP gross profit	$9,098	$12,297	$26,787	$37,390
Non-GAAP gross margin	42%	51%	41%	51%
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
Sales and Marketing
Sales and marketing costs are primarily comprised of salaries and personnel-related expenses, commissions, travel expense, marketing program fees, services provided by third-party contractors related to our marketing campaigns, amortization related to customer relationship agreements acquired as a result of various acquisitions and costs from facilities and technology-related costs associated with our sales and marketing functions. We plan to invest further in sales and marketing to create brand awareness, expand the scope and scale of our global operations, develop our sales channel and increase revenue from existing customers. Sales and marketing costs in fiscal 2015 were $5.8 million and $1.2 million for the three months ended December 31, 2014 and $20.0 million and $4.7 million for the nine months ended December 31, 2014. We expect sales and marketing costs in fiscal 2015 to decrease as compared to fiscal 2014 in absolute dollars.
General and Administrative

During the nine months ended December 31, 2013, general and administrative costs were primarily comprised of the allocated costs related to the services provided by our parent Compuware for facilities, information technology, tax, internal audit, accounting, finance, human resources, legal and other services, as well as salaries and personnel-related expenses including stock and cash incentive compensation. Since August 2013, we have invested in hiring staff required to become a fully independent company. As of October 31, 2014, we have completed our general and administrative separation from Compuware.

During the nine months ended December 31, 2014, general and administrative costs are primarily comprised of salaries and personnel-related expenses for personnel in these functions including stock and cash incentive compensation and costs from facilities and technology-related costs associated with our corporate functions. We expect general and administrative costs in fiscal 2015 to decrease as compared to fiscal 2014 in absolute dollars.
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
AGREEMENTS WITH COMPUWARE
We have entered into certain agreements with Compuware with respect to taxes. The lease of our Detroit office expires May, 2015, and has been assigned to 1000 Webward LLC due to the sale of 1 Campus Martius by Compuware in December, 2014.
Under the shared services agreement, Compuware provided us with certain tax, insurance, information technology and other services. In general, we were charged for shared services based on a pro rata allocation of Compuware’s costs. As the Company reduced its dependence upon Compuware for these services, the allocation was virtually eliminated. For the nine months ended December 31, 2014, this expense was immaterial, and, effective October 31, 2014, the shared services agreement was terminated.
In connection with Compuware’s distribution of all of its common stock in the Company, effective as of October 31, 2014, the Company and Compuware amended and restated their existing Master Separation Agreement and Tax Sharing Agreement and entered into a Termination of Intercompany Agreement to terminate the other intercompany agreements delivered in connection with the IPO. The amendments set forth in the Second Amended and Restated Master Separation Agreement specify the Company’s cooperation with Compuware in connection with the distribution of Covisint common stock to Compuware shareholders and to revise the parties’ respective liability for costs incurred in connection with the distribution. The amendments set forth in the Second Amended and Restated Tax Sharing Agreement address certain tax matters related to the facts and circumstances of the distribution, including, among other things, the manner, amount and timing of the tax payments related to the distribution. See Note 6, "Related Party Transactions" within the Notes of the Financial Statements.

CRITICAL ACCOUNTING POLICIES

Our goodwill balance as of December 31, 2014 was $25.4 million. Goodwill is tested annually as of the end of our fiscal fourth quarter for impairment or more frequently if indicators of impairment exist. Given the decline in our stock price during the quarter ended December 31, 2014, the Company further evaluated whether or not it was more-likely-than-not that goodwill was impaired during the quarter ended December 31, 2014. The Company concluded there was no impairment of goodwill during the quarter ended December 31, 2014. If we experience a further sustained decline in our stock price over a continued period, there could be a material change in the estimates or assumptions that we use to evaluate goodwill for impairment and to measure any goodwill impairment loss during the fourth quarter of our fiscal 2015. An impairment of all or a significant portion of our goodwill could materially adversely affect our results of operations and would be a noncash expense in the period the goodwill is determined to be impaired.

There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended March 31, 2014.
STOCK-BASED COMPENSATION
Stock award compensation expense, for options that do not have performance conditions, is recognized, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award.

RESULTS OF OPERATIONS
The following table is a summary of our condensed consolidated statements of comprehensive loss data:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013

Condensed Consolidated Statements of Comprehensive Loss Data:
Subscription and support	$15,660	$17,586	$47,928	$49,682
Services	6,095	6,523	17,149	23,053
Total revenue	21,755	24,109	65,077	72,735
Cost of revenue(1)	14,384	13,660	43,976	41,096
Gross profit	7,371	10,449	21,101	31,639
Operating expenses:
Research and development(1)	2,865	3,533	8,564	9,362
Sales and marketing(1)	7,006	8,484	24,781	26,610
General and administrative(1)	4,455	6,724	14,112	21,338
Total operating expenses	14,326	18,741	47,457	57,310
OPERATING LOSS	(6,955)	(8,292)	(26,356)	(25,671)

Other Income	15	—	54	—

LOSS BEFORE INCOME TAX PROVISION	(6,940)	(8,292)	(26,302)	(25,671)
Income tax provision	21	22	79	59
Net income (loss)	($6,961)	($8,314)	($26,381)	($25,730)
Basic and diluted earnings per share(2)	($0.18)	($0.22)	($0.69)	($0.79)
Weighted-average shares outstanding, Basic and diluted(2)	38,423	37,363	37,962	32,599

(1)
All future stock compensation is expected to be granted in the form of Covisint stock awards or restricted stock units and recorded as a non-cash expense. The statements and line items above include stock compensation as detailed in the table below.

(2)
Please see Note 3 of our condensed consolidated financial statements and related disclosures for an explanation of the method used to calculate the historical net income (loss) per share attributable to common shareholders and the number of shares used in computation of the per share amounts.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Stock awards compensation classified as:
Cost of revenue	$(1)	$137	$583	$735
Research and development	55	158	149	656
Sales and marketing	424	1,117	1,369	5,153
General and administrative	1,221	2,495	3,470	7,869
Total stock awards compensation expense before income taxes	1,699	3,907	5,571	14,413

The following table sets forth a summary of our condensed consolidated statements of comprehensive loss as a percentage of our total revenue:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Condensed Consolidated Statements of Comprehensive Loss Data:
Subscription and support	72%	73%	74%	68%
Services	28	27	26	32
Total revenue	100	100	100	100
Cost of revenue(1)	66	57	68	57
Gross profit	34	43	32	43
Operating expenses:
Research and development(1)	13	15	13	13
Sales and marketing(1)	32	35	38	37
General and administrative(1)	20	28	22	29
Total operating expenses	66	78	73	79
OPERATING LOSS	(32)	(34)	(40)	(35)

Other Income	0	0	0	0

Income (loss) from operations before for income tax provision	(32)	(34)	(40)	(35)
Income tax provision	0	0	0	0
Net income (loss)	(32)%	(34)%	(40)%	(35)%
________________________________________________

(1)
All future stock compensation is expected to be granted in the form of Covisint stock awards and recorded as a non-cash expense. Refer to the table above for the breakdown of stock compensation included in these line item percentages.

THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013
Revenue
Revenue derived from our subscription and support and services is presented in the table below:

	Three Months Ended December 31,		Period-to-Period Change
	2014	2013	$	%
	(In thousands)
Subscription and support	$15,660	$17,586	($1,926)	(11)%
Services	6,095	6,523	(428)	(7)%
Total revenue	$21,755	$24,109	($2,354)	(10)%

Our subscription and support revenue decreased to $15.7 million for the three months ended December 31, 2014 from $17.6 million for the three months ended December 31, 2013, representing a decrease of 11%. The $1.9 million decrease in subscription and support revenue between the three months ended December 31, 2014 and 2013 was primarily due to the decline in our healthcare subscription revenue. The decrease in healthcare subscription revenue can be attributed to our emphasis to shift away from developing and selling applications that require significant amounts of services to implement.

Our services revenue declined to $6.1 million for the three months ended December 31, 2014 from $6.5 million for the three months ended December 31, 2014, representing a period over period decline of 7%. For the three months ended December 31, 2014, the services revenue decline can be attributed to: 1) our emphasis to shift away from developing and selling applications that require significant amounts of services to implement, 2) a natural reduction in the deferred revenue recognized in the current period versus last year due to a diminished balance remaining from the establishment of stand-alone value for many of our services, 3) a reduction in ad hoc services projects with major subscription customers, 4) an improvement in the ease of implementation of our platform that results in quicker/less costly installations, 5) improvements in our platform that allow customers to perform portions of the implementation themselves, and, to a lesser extent, 6) our relatively low subscription bookings in the 2015 fiscal year. The reduction in our service revenue was offset by the recognition of $1.8 million from deferred service revenue accelerated and recognized in the third quarter, related to the decline of a healthcare subscription, and an adjustment of a large automotive subscription contract.
Cost of Revenue
Cost of revenue is presented in the table below:

	Three Months Ended December 31,		Period-to-Period Change
	2014	2013	$	%
	(In thousands)
Cost of revenue	$14,384	$13,660	$724	5%
Gross margin	34%	43%

Cost of revenue increased during the three months ended December 31, 2014, as compared to the same period in 2013, by approximately $0.7 million. Cost increases primarily result from an increase of $2.3 million in variable expenses related to the use of certified partners and other subcontractors and an acceleration of deferred costs of $1.0 million due to the recognition of deferred revenue as a result of subscription cancellations. These increases were offset by a decrease in our fixed salaries and personnel-related expenses in connection with our customer support, implementation, solution deployment, on-boarding and data center operations fees of $2.4 million. Cost decreases also included a decrease of $0.1 million in stock compensation expense.

Our gross margin decreased during the three months ended December 31, 2014 as compared with the same period in 2013 as our cost of revenue did not decline in line with the decrease in revenue.
Research and Development
Research and development costs incurred, expensed and capitalized are presented in the table below:

	Three Months Ended December 31,			Period-to-Period Change
	2014	2013		$	%
	(In thousands)
Research and development costs incurred	$3,734	$4,549		($815)	(18)%
Capitalized internal software costs	(869)	(1,016)		147	(14)%
Research and development costs expensed	$2,865	$3,533		($668)	(19)%
Percentage of total revenue:			t
Research and development costs incurred	17%	19%
Research and development costs expensed	13%	15%
Research and development costs incurred decreased to $3.7 million for the three months ended December 31, 2014, as compared to $4.5 million for the three months ended December 31, 2013 primarily due to a $1.1 million decrease in salaries and personnel-related expenses. This was partially offset by an increase of $0.1 million in costs related to third-party subcontractors for software development activities and $0.2 million increase in facility expenses. We expect our facility expenses to decline substantially beginning in June 2015.
Sales and Marketing
Sales and marketing costs are presented in the table below:

	Three Months Ended December 31,		Period-to-Period Change
	2014	2013	$	%
	(In thousands)
Sales and marketing	$7,006	$8,484	($1,478)	(17)%
Percentage of total revenue	32%	35%
Sales and marketing costs decreased to $7.0 for the three months ended December 31, 2014, as compared to $8.5 million for the three months ended December 31, 2013, primarily due to a $0.8 million decrease in in salaries and personnel-related expenses and a $0.7 million decrease in stock compensation expense. Marketing costs also decreased $0.2 million as a result of a more target concentrated marketing strategy aimed to build rapport with large strategic customers.
General and Administrative
General and administrative costs are presented in the table below:

	Three Months Ended December 31,		Period-to-Period Change
	2014	2013	$	%
	(In thousands)
General and administrative	$4,455	$6,724	($2,269)	(34)%
Percentage of total revenue	20%	28%

General and administrative costs decreased to $4.5 million for the three months ended December 31, 2014, as compared to $6.7 million for the three months ended December 31, 2013, primarily due to a $1.3 million decrease in stock compensation expense. In addition, there was a decline in costs as a result of successfully building out our own independent administration team including legal, finance and human resources which was completed as of April 1, 2014. Prior to April 1, 2014, general and administrative costs included allocated expenses from Compuware while the current fiscal year reflects general and administrative expenses incurred as a stand-alone company.
NINE MONTHS ENDED DECEMBER 31, 2014 AND 2013
Revenue
Revenue derived from our subscription and support and services is presented in the table below:

	Nine Months Ended December 31,		Period-to-Period Change
	2014	2013	$	%
	(In thousands)
Subscription and support	$47,928	$49,682	($1,754)	(4)%
Services	17,149	23,053	(5,904)	(26)%
Total revenue	$65,077	$72,735	($7,658)	(11)%

Our subscription and support revenue decreased to $47.9 million for the nine months ended December 31, 2014 from $49.7 million for the nine months ended December 31, 2013, representing a decrease of 4% which can be attributed to our emphasis to shift away from developing and selling applications that require significant amounts of services to implement. The decrease in subscription and support revenue between the three months ended December 31, 2014 and 2013 was primarily due to a $3.9 million decline in our healthcare subscription revenue. These decreases were partially offset by increases from new subscriptions with a strategic channel partner which resulted in additional revenue of $2.6 million.

Our services revenue declined to $17.1 million for the nine months ended December 31, 2014 from $23.1 million for the nine months ended December 31, 2013, representing a period over period decline of 26%. For the nine months ended December 31, 2014, the services revenue decline can be attributed to: 1) our emphasis to shift away from developing and selling applications that require significant amounts of services to implement, 2) a natural reduction in the deferred revenue recognized in the current period versus last year due to a diminished balance remaining from the establishment of stand-alone value for many of our services, 3) a reduction in ad hoc services projects with major subscription customers, 4) an improvement in the ease of implementation of our platform that results in quicker/less costly installations, 5) improvements in our platform that allow customers to perform portions of the implementation themselves, and, to a lesser extent, 6) our relatively low subscription bookings in the 2015 fiscal year.
Cost of Revenue
Cost of revenue is presented in the table below:

	Nine Months Ended December 31,		Period-to-Period Change
	2014	2013	$	%
	(In thousands)
Cost of revenue	$43,976	$41,096	$2,880	7%
Gross margin	32%	43%

Cost of revenue increased to $44.0 million for the nine months ended December 31, 2014, as compared to $41.1 million for the nine months ended December 31, 2013, representing a period over period increase of 7%. The increases included $4.1 million in additional expenses related to the use of subcontractors mainly as a result of the Company's decision to transfer certain employees to certified partners in the current fiscal year. In addition, there was an increase in the amortization of deferred services costs of $1.2 million related to the acceleration of deferred revenue due to customer contract cancellations. These costs were partially offset by a decrease of $2.3 million in salaries and personnel-related expenses.

Our gross margin decreased during the nine months ended December 31, 2014 as compared with the same period in 2013. Cost of revenue did not decline in line with the decrease in revenue.
Research and Development
Research and development costs incurred, expensed and capitalized are presented in the table below:

	Nine Months Ended December 31,		Period-to-Period Change
	2014	2013	$	%
	(In thousands)
Research and development costs incurred	$10,862	$13,726	($2,864)	(21)%
Capitalized internal software costs	(2,298)	(4,364)	2,066	(47)%
Research and development costs expensed	$8,564	$9,362	($798)	(9)%
Percentage of total revenue:
Research and development costs incurred	17%	19%
Research and development costs expensed	13%	13%
Research and development costs incurred decreased to $10.9 million during the nine months ended December 31, 2014, as compared to $13.7 million for the nine months ended December 31, 2013 primarily due to a $3.1 million decrease in salaries and personnel-related expenses. This was offset by a $0.3 million increase in technology related costs.
Sales and Marketing
Sales and marketing costs are presented in the table below:

	Nine Months Ended December 31,		Period-to-Period Change
	2014	2013	$	%
	(In thousands)
Sales and marketing	$24,781	$26,610	($1,829)	(7)%
Percentage of total revenue	38%	37%
Sales and marketing costs decreased to $24.8 million during the nine months ended December 31, 2014, as compared to $26.6 million for the nine months ended December 31, 2013, primarily due to a $3.8 million decrease in stock compensation expense and a $0.6 million decrease in salaries and personnel related costs. These declines were offset by a $0.8 million increase in marketing expense, a $1.3 million increase in technology and a $0.3 million increase in depreciation and amortization expense.
General and Administrative
General and administrative costs are presented in the table below:

	Nine Months Ended December 31,		Period-to-Period Change
	2014	2013	$	%
	(In thousands)
General and administrative	$14,112	$21,338	($7,226)	(34)%
Percentage of total revenue	22%	29%

General and administrative costs decreased to $14.1 million for the nine months ended December 31, 2014, as compared to $21.3 million for the nine months ended December 31, 2013, primarily due to a $4.4 million decrease in stock compensation expense. In addition, there was a decline in costs as a result of successfully building out our own independent administration team including legal, finance and human resources which was completed as of April 1, 2014. Prior to April 1, 2014, general and administrative costs included allocated expenses from Compuware while the current fiscal year reflects general and administrative expenses incurred as a stand-alone company.

LIQUIDITY AND CAPITAL RESCOURCES
In summary, our cash flows were:

	Nine Months Ended December 31,
	2014	2013

Condensed and Consolidated Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	($14,417)	($2,602)
Net cash used in investing activities	(4,273)	(6,300)
Net cash provided by financing activities	12,524	62,649
Effect of exchange rate	(45)	57
Net change in cash	($6,211)	$53,804
Cash Flows from Operating Activities

The condensed consolidated statements of cash flows compute net cash used in operating activities using the indirect cash flow method. Therefore non-cash adjustments including depreciation and amortization and stock compensation expense, as well as net changes in assets and liabilities are adjusted from net income to derive net cash from operating activities.
Cash provided by operating activities decreased $11.8 million for the nine months ended December 31, 2014, as compared to the same period in 2013, primarily as a result of a $7.7 million decrease in revenues primarily from our decline in services revenue. In addition, cost of revenues increased $2.9 million primarily due to the increased utilization of our certified partners and other subcontractors.
Cash Flows from Investing Activities
Cash used in investing activities typically consists of the purchase of property and equipment associated with our infrastructure and the capitalization of research and development costs related to expanding our cloud-based platform. Cash used in investing activities decreased by $2.0 million for the nine months ended December 31, 2014, as compared with the same period in 2013, primarily due to a $2.0 million decrease in cash paid for capitalized research and development.
Cash Flows from Financing Activities
Cash provided by financing activities decreased $50.1 million to $12.5 million for the nine months ended December 31, 2014, from $62.6 million for the nine months ended December 31, 2013, primarily due to the net proceeds received from the IPO.

RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS
New accounting guidance that we have recently adopted, as well as accounting guidance that has been recently issued, but not yet adopted by us, are included in Note 1 of the notes to the condensed consolidated financial statements appearing elsewhere in this Report.

CONTRACTUAL OBLIGATIONS
The Company entered into standalone operating lease agreements for its Shanghai and Detroit locations in the first quarter of our fiscal year 2015. The Shanghai lease expires on April 30, 2017 and does not contain any purchase obligations associated with the lease. The total future minimum lease obligation of the Shanghai lease is approximately $1.3 million. The lease agreement for our Detroit location has been extended two months and now expires as of May, 2015.

On December 18, 2014, the Company entered into a new lease for its headquarters. The building lease between the Company and Southfield HS Development LLC and Southfield HS RK LLC, as tenants-in-common, is for 33,786 square feet of office space at 26533 Evergreen Road, Southfield, Michigan. The initial term of the lease commences in May, 2015.
OFF-BALANCE SHEET ARRANGEMENTS
We currently do not have any off-balance sheet or non-consolidated special purpose entity arrangements as defined by the applicable SEC rules.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed primarily to market risks associated with foreign currency exchange rates. We do not use derivative financial instruments or forward foreign exchange contracts for investment, speculative or trading purposes. We believe our foreign currency risk is minimal as 85% and 85% of our revenue was based in U.S. dollars for the nine months ended December 31, 2014 and 2013, respectively. In addition, we have no long-term assets or liabilities in foreign currencies. We do not have a material exposure to market risk with respect to investments.
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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures are effective, at the reasonable assurance level, to cause information required to be disclosed in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required financial disclosure.
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

Other than the change described above, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

The following exhibits are filed herewith.

Exhibit Number	Description of Document
10.1	Covisint Corporation Director Compensation Plan
10.2	Restricted Stock Unit Award Agreement
10.3	Lease Agreement Travelers Tower II
15	Independent Registered Public Accounting Firm's Awareness Letter
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act
32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COVISINT CORPORATION

Date:	February 12, 2015	By: /s/ Samuel M. Inman, III
Samuel M. Inman, III
Chief Executive Officer
Principal Executive Officer

Date:	February 12, 2015	By: /s/ Enrico Digirolamo
Enrico Digirolamo
Chief Financial Officer
Principal Accounting Officer