Form 10-K
period 2015-03-31
Covisint Corp
filed 2015-05-27
CIK 1563699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015

Commission file number 001-36088

Covisint Corporation
(Exact name of registrant as specified in its charter)

MICHIGAN (State or other jurisdiction of incorporation or organization)	26-2318591 (I.R.S. Employer Identification Number)

26533 Evergreen Road, Suite 500, Southfield, Michigan 48076
(Address of registrant’s principal executive offices, including zip code)

Registrant's telephone number, including area code: (248) 483-2000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2014, was $ 27.8 million, based upon the closing sales price of the common stock on that date of $4.15 as reported on The NASDAQ Global Select Market. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.
Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:
As of May 19, 2015, there were outstanding 39,030,000 shares of Common Stock, no par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant's 2015 Annual Meeting of Shareholders (the “Proxy Statement”) filed pursuant to Regulation 14A are incorporated by reference in Part III.

Covisint Corporation
Form 10-K

In this Annual Report on Form 10-K, the terms “Covisint”, “the Company”, “we”, “us”, or “our”, mean Covisint Corporation and its subsidiaries on a consolidated basis unless otherwise expressly stated or the context otherwise requires.
This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), based on expectations, estimates, and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 1A -“Risk Factors” of this Annual Report.

PART I
ITEM 1. BUSINESS

Covisint was incorporated in April 2008 in the State of Michigan. Our predecessor, Covisint LLC, was founded in February 2000 by a consortium of global automotive manufacturers to collaborate and transact with thousands of suppliers worldwide and reduce the cost of procuring components and materials. The consortium made a significant investment in the development of a robust, highly-secure cloud-based business-to-business ("B2B") network for automotive supply chains. In March 2004, Compuware Corporation (“Compuware”) purchased substantially all of the assets of Covisint LLC including its name and technology. In January 2013, Compuware contributed the Covisint business assets to Covisint in preparation for our initial public offering, which was completed in October 2013 ("IPO"). On October 31, 2014, Compuware completed its distribution of 31,384,920 shares of Covisint stock to Compuware shareholders ("October 2014 Distribution"). Our principal corporate offices are located in Southfield, Michigan. Our common stock is listed on the Nasdaq Global Select Market under the symbol “COVS.”

Overview
Covisint provides an open, developer friendly, enterprise class cloud Platform enabling organizations to build solutions that quickly and securely identify, authenticate and connect users, devices, applications and information (“Platform”). Our Platform has been successfully operating globally on an enterprise scale for over 12 years, and is the technology behind innovative industry solutions such as Hyundai Motor Company's Blue LinkTM and Cisco System, Inc.'s Services Exchange PlatformTM.

The initial focus of the Platform was to develop a robust, and highly-secure cloud-based B2B exchange for automotive supply chains, providing the right information and access to the right person at the right time. This resulted in the development of unique and tightly-integrated technologies for identity management, messaging and portal services, which we offer as a Platform-as-a-Service ("PaaS").

Over the last decade, ubiquitous connectivity and exponential growth in computing power at very low cost has unlocked the ability to securely connect people, processes, and information, with the things around us, an opportunity commonly referred to as the Internet of Things (“IoT”). Recognizing the transformational potential of IoT, in fiscal 2015, Covisint made the strategic shift to focus our future Platform research and development and sales on IoT and identity-centric solutions. As with all platforms, the value of our Platform to the end customer is in the solution that is ultimately developed upon it. Consequently, we have also invested to transform our Platform into a PaaS of choice for developers, by (a) creating a robust third-party developer environment using application programming interfaces ("APIs") and micro services to enable partners and third-parties to easily build on and extend the Platform; (b) making the Platform infrastructure agnostic and readily deployable in any data center globally to satisfy data privacy and geographic regulatory requirements; and (c) automating the build and deploy activities to facilitate the deployment of the Platform in seconds. Consistent with this shift in strategy and direction, we significantly reduced the size of our services business and implemented a partner-led delivery model where the partners perform services required to implement a solution for a customer. We believe this will result in more rapid adoption of our Platform, and faster delivery of unique and innovative IoT solutions to market.

We believe there is a large and rapidly growing available market for our technologies. We believe the use of our PaaS and the markets it serves are at early stages of development. As such, it is important that we build brand awareness, develop key technology and go-to-market partnerships, and invest in our Platform and sales and marketing to extend our leadership in the marketplace.

The Company operates in a single reportable segment.

Our Platform

Our Platform is delivered as an enterprise grade cloud solution, offering superior levels of security, scalability and reliability to meet the needs of our customers. Key technologies of the core Platform include:

•
Data Integration & Exchange Services - services for secure connectivity, multi-protocol support, robust and resilient extraction, mapping, transformation of multiple data elements, and any to any messaging;

•
Identity Management Services - a full suite of identity and access management capabilities, including identity lifecycle management, provisioning, access governance, authentication, federation, and identity intelligence; and

•	Presentation Services - full enterprise portal capabilities including personalization, integration and aggregation, content management, search and navigation, mobile, and collaboration services.
Our Platform development roadmap is focused on expanding and enhancing these additional aspects of the Platform:

•
Analytics Services - services for intelligent, automated if-this-then-that decision-making, data feeds for operational monitoring and health, as well as data feeds for use with third-party big data and security analytics;

•	IoT Services - services to identify, connect and manage various network devices;

•	Orchestration Services - services to define and execute business rules and workflows, and provide notifications;

•	Device Connectivity Services - services to connect to connected devices via various industry standard protocols;

•	Data Integration & Exchange Services -adding scalability to millions of messages per second, automated event triggers, and the ability to securely subscribe to event publication;

•	Identity Management Services - adding complex identity relationship management and entitlement management capabilities for people and things; and

•	Presentation Services - adding accelerators to provide access to content anywhere, anytime and on any device.

Our Differentiation

We believe IoT is in its infancy. Organizations - in particular, product manufacturers - are actively looking for ways to quickly benefit from the promise of connecting people, process, data and things. We believe our tightly integrated, enterprise-proven Platform provides these organizations and their partners the ability to rapidly develop and deploy applications faster and more cost-effectively than the alternatives.
Our Growth Strategies
Elements of our growth strategy include:

•
Continued innovation and enhancement of our Platform. We believe the comprehensive nature of our Platform provides us with significant competitive advantages, particularly as it relates to addressing the unique security, identity and access management, data exchange and compliance needs of IoT solutions. We will continue to invest in research and development to expand the functionality and capabilities of our Platform, particularly in mobility and analytics, to make it the PaaS of choice for developers. We may also pursue acquisitions of complementary businesses or technologies to accelerate these initiatives.

•
Expand channels & strategic alliances. We are actively developing strategic alliances with partners, similar to our alliance with Cisco Systems, Inc. (“Cisco”), where our Platform is used as the base of the partner’s IoT technology solution strategy. We believe these alliances will improve our access to and ability to support new industry vertical, geographic markets and prospective customers.

•
Expand within our current customer base. We believe there is a significant opportunity to expand the adoption of our Platform within our current customer base by expanding usage of already-deployed solutions and selling additional business solutions. As our existing customers derive value from our Platform, we believe they will expand their use of our Platform from a single business initiative within a specific business unit or geography to new business initiatives.

•
Acquire new customers. We believe the IoT holds the potential to drive disruptive digital transformation across a wide range of industries. We also believe that the ever-increasing security and threat landscape will drive substantial need for the identity-centric solutions our Platform can enable. Furthermore, we believe the tight integration of our services, coupled with our cloud delivery model will allow us to rapidly capitalize on both opportunities.

•
Expand delivery partnerships. Our Platform provides core functional capabilities that are required for all IoT solutions, and our partners are key to creating the solutions that use these capabilities on behalf of the end customer. We will continue to invest in our relationships with partners like Lochbridge, Perficient, TechMahindra and VisionIT.

Customers
Our customers include large, globally-distributed organizations and mid-sized organizations with complex external business relationships, as well as the participants in their business relationships. While we have over 2,000 customers, we have approximately 150 core Platform customers, representing 92%, 93% and 93% of our total revenue for the years ended March 31, 2015, 2014 and 2013, respectively. Our core Platform customers include large, globally distributed organizations in the automotive, energy, travel, life sciences, consumer goods and national and regional insurance industries. Our remaining customers include a variety of organizations that pay us a relatively nominal fee to either connect to one of our core Platform customers or use one of our industry-specific solutions.

The automotive industry accounted for 45%, 47% and 56% of our total revenue for the years ended March 31, 2015, 2014 and 2013, respectively. The healthcare industry accounted for 32%, 34% and 31% of our total revenue for the years ended March 31, 2015, 2014 and 2013, respectively. Revenue from outside of the U.S. accounted for 14%, 14% and 15% of our total revenue for the years ended March 31, 2015, 2014 and 2013, respectively. We intend to continue expanding our business into additional vertical markets and geographies and expect our revenue to diversify accordingly.

For the year ended March 31, 2015, General Motors Company and its subsidiaries and/or business segments (collectively “General Motors” or "GM") provided over 10% of our revenue, derived from multiple, separate business initiatives for different business segments within GM, including supply chain, marketing and OnStar. During fiscal 2015, we were presented with an opportunity to utilize our relationships with GM and Cisco and Cisco’s relationship with GM to (a) secure a five year, non-cancelable contract for GM to continue to utilize the Platform for its electronic data interchange (“EDI”); and (b) prime our growing strategic alliance with Cisco by providing our Platform to GM as subcontractor to Cisco. In April 2015, we expanded this approach with GM and Cisco by agreeing to continue providing GM with our Platform for its OnStar business as a subcontractor to Cisco under a five year, non-cancelable contract. We have also entered into multiple other statements of work with Cisco under our Software License and Hosting Services Agreement with Cisco, dated November 19, 2013, under which we provide, among other things, our Platform to server as an important part of Cisco's Secure Exchange Platform. Accordingly, in fiscal 2016, we expect Cisco to replace GM as our largest customer. Notwithstanding any contractual changes, we remain actively engaged in further expanding our deep relationship with GM. Losing all or a significant portion of our business with General Motors or Cisco could have a material impact on our business, liquidity and results of operations. See “Risk Factors-We derive a significant percentage of our total revenue from our largest customer, General Motors Company, as well as our ten largest customers” in Item 1A of this Annual Report.

Services
We provide implementation, consulting, training and integration services to our customers. Over the course of fiscal 2015, as a result of our focus on making the Platform the IoT backbone of choice, we have significantly reduced our services business. We moved from delivering service based solutions through our own resources to creating a network of certified service partners who are able to create and deploy solutions on our Platform. However, in certain circumstances, we continue to perform implementation services, which typically consist of user migration, content migration, branding and configuration to support customer-specific workflows. Our services engagements typically occur in phases and can vary from a few weeks to several months depending on the scope and complexity of the solution. Our customers may choose to do much of this work in-house, through a third party or with Covisint. We currently subcontract, and expect to continue to subcontract, portions of our consulting engagements to our third-party implementation partners. We support our customers and partners as they implement solutions independently using API and our developer portal.

Sales and Marketing
We sell our Platform through our direct sales team and channel partners. Our direct sales team includes field sales and solution engineering personnel, and we are moving aggressively to ensure we have the right team in place to take our PaaS to market. In the past year, we have had substantial success in growing both our strategic partnerships as well as our based of certified delivery partners, and we will continue to invest in these relationship to enhance our access to and ability to support new industry vertical, geographic markets and prospective customers.

Our marketing and lead generation activities consist primarily of high-touch IoT and identity-targeted industry and technology events, and analyst and customer referrals. We principally target line of business decision makers, as well as senior business and IT executives seeking to drive digital business transformation.

Customer Support
Our customer support services are available 24x7x365 globally and include live-agent telephonic support as well as web-based and self-help options. Our customer support team is staffed by highly-skilled and experienced personnel who receive extensive training on the deployment and maintenance of our services and on the operation of our data centers. A standard deployment includes level-two support. Customers may contract for optional level-one support services to augment our standard support offering, which entitles them to single point of contact, issue resolution and escalation services and more stringent service level agreements (“SLAs”).

Technology and Operations
Covisint’s Platform is designed to support mission-critical business processes of large organizations. It is (a) highly-scalable and designed to process millions of transactions, manage terabytes of data and provide access for millions of users every day, and (b) enterprise-grade, continuously available across the globe and addresses our customers’ most demanding uptime requirements.
The core Platform is written in Java and is optimized for scalability and performance. To expand the value of our Platform, we have developed our software development kit including a broad set of APIs that enable our strategic partners and customers to use our PaaS to develop custom applications and integrations. Our solutions often combine proprietary and open source technologies. Open source technology reduces the overall cost to our customers and allows us to bring innovations and enhancements to market in a more expedient and efficient manner.
For our existing customers, we operate both multi-instance and multi-tenant architectures depending on their customers’ need for dedicated applications and databases. Most Covisint solutions are hosted on a shared infrastructure although some organizations request dedicated servers. Going forward, our new customers will utilize our multi-tenant, next generation public cloud instance of our PaaS.
We work with CenturyLink, Inc. and AT&T to host our enterprise-class hardware. We currently utilize facilities located in Chicago, Illinois, Detroit, Michigan, Tokyo, Japan, Frankfurt, Germany, and Shanghai, China. This allows us to ensure reliability, redundancy and performance for all our customer solutions. We also maintain and operate a disaster recovery facility in Detroit, Michigan.

Research and Development
Our engineering efforts support product development of our cloud-based Platform. We are investing substantially to grow our product management team to accelerate our ability to deliver IoT capabilities, and drive continued innovation in our Platform. We work closely with our customers, strategic and delivery partners to continually improve and enhance our Platform and develop new products and features. By leveraging the cloud architecture of our Platform, we are able to deploy new features and functions across our entire customer community. This allows us to rapidly react to customer support issues, new compliance regulations and customer feature and functionality requests. We plan to continue investing in enhancing our Platform and expect the fiscal 2016 research and development expenditures to be in excess of $14 million.

Our Competition
We sell our Platform in an extremely competitive environment characterized by rapid technological change, new and emerging use cases, such as IoT, shifting customer needs and significant investment by large organizations to be a cloud Platform of choice. We expect the rate of change to continue to be rapid with additional competition in the future. We believe that the key competitive factors in our market include:
Security - we believe it is imperative that all aspects of security are managed from securing what can connect, to providing encryption services for the data in motion and at rest, to what systems and devices can access what data.
Scalability - we believe that the ability to scale to massive ecosystems and ecosystems of ecosystems that can have millions of connected identities, exchanging millions of messages an hour, and consuming massive amounts of bandwidth and storage is significantly important for a Platform to provide.

Speed of implementation - we believe that speed is paramount, particularly with speed to enable a proof of concept to allow businesses to prove out their IoT ideas using a production grade environment.
Openness of Platform - we believe that there will not be a single Platform that manages all facets of an IoT ecosystem and provide all services. Only IoT vendors that facilitate interoperability with other vendors for services and integrating data across a plethora of sources will succeed.
Ability to enable users to maintain regulatory compliance - we believe that large enterprises will continue to demand regulatory and industry standard audit compliance factors and that the push towards managing more and more consumer data and the continued fears of governmental access to data will increase demands in this area.
Strength and stability of infrastructure - we believe that providing an enterprise-class Platform requires providing enterprise-grade SLA’s that are acceptable for mission critical systems.
Comprehensiveness of Platform features and functionality - we believe that Platform vendors are measured on how full featured their offering is particularly in how easily the various services offered operate together, as well as the ease of interoperating to external systems necessary to build a comprehensive IoT solution.
Price - we believe that price competitiveness will continue to be an important factor in buying decisions particularly as computing and storage costs continue to decline with infrastructure as a service vendors.
The overall market for enterprise cloud-based Platforms and solutions is maturing. We expect that the competitive landscape will continue to mature as the market evolves and IoT centric solutions become more common place. We believe that our competition fits into two key categories:
Cloud based vendors for IoT centric solutions - in this category we see our competition coming from vendors such as Microsoft with their Azure Platform, IBM with BlueMix, Salesforce with Force.com, and PTC with Thingworx.
Cloud based vendors for Identity centric solutions - in this category we see our primary competition coming from vendors such IBM with BlueMix and CA’s Identity Manager SaaS.
Systems integrators, such as IBM, Accenture, and PWC will also be competition in both categories as they will look to build custom solutions for customers using their large services organizations. These vendors will license their own or third party software and will require a significant investment in customizations to build the solutions that solves specific business problem and generates a competitive advantage for the customer. These vendors will have an advantage with customers that are still cloud adverse but we believe this advantage will continue to decline because cloud-based Platforms are rapidly becoming more accepted, trusted and prove true return on investment and time to value.
We believe that we are in a good competitive position as our Platform is pre-built with industry recognized services including our Identity Management Services, Data Integration and Exchange Services, and Presentation Services.  These services come pre-integrated, saving our customers months of effort and the significant costs to buy each service individually and integrate together themselves or with system integrators.  We continuously update our Platform with new innovations and as new regulations, data types, and technology standards emerge.  While we are able to leverage these investments across our customer base, internal IT groups and system integrators that develop custom Platforms are challenged with building cost-effective solutions that compete favorably over time.

Intellectual Property
We protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We manage ownership of and access to our proprietary technology by requiring the execution of confidentiality and invention assignment agreements by our employees, contractors and consultants, and confidentiality agreements with third parties. We also rely on a combination of trade secret, copyright, trademark, trade dress and domain name protections to maintain our intellectual property rights, including the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States.
We hold a patent in the U.S. on our core technology in the context of an industry-wide B2B exchange. This patent will expire in 2028.
Circumstances outside our control could pose a threat to our intellectual property rights. Effective intellectual property protection may not be available in the United States or other countries in which our solutions are distributed. In addition, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any impairment of our intellectual property rights could harm our business or our ability to compete and harm our operating results. See “Risk Factors-We may not be able to adequately protect our intellectual property rights and efforts to protect them may be costly and may substantially harm our business” in Item 1A of this Annual Report.

Employees
As of March 31, 2015, we had 382 full-time employees, including 199 in services and ongoing support, 54 in research and development, 82 in sales and marketing and 47 in general and administrative roles. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Legal Proceedings
Beginning on May 30, 2014, two putative class actions were filed in the U.S. District Court for the Southern District of New York against us, our directors and former directors, and certain of our officers and former officers alleging violation of securities laws in connection with our IPO and seeking unspecified damages. These lawsuits have been consolidated. We believe they are without merit, and we intend to continue to vigorously defend them. The results of legal proceedings, however, cannot be predicted with certainty. Should we fail to prevail in this legal matter, our financial condition and results of operations could be materially adversely affected. We currently have no other pending litigation.

Facilities
We maintain our principal offices at 26533 Evergreen Road, Suite 500, Southfield, Michigan, which is leased under an 11 year lease of 33,786 square feet of space. We have also entered into stand-alone operating lease agreements for office space in Shanghai, China, Frankfurt, Germany, London, England and San Francisco, California. Pursuant to third-party hosting agreements, we also have access to facilities in Chicago, Illinois and Tokyo, Japan.
We believe that our existing facilities and offices are adequate to meet our current requirements and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Backlog
We consider our backlog balance to be future years of contractually committed arrangements, of which only the billed amounts are included in deferred revenue. As of March 31, 2015 and 2014, our backlog balance was $97.3 million and $94.2 million, respectively, of which $21.9 million and $27.8 million, respectively, was billed and included in deferred revenue. Of the March 31, 2015 backlog, approximately $49.9 million is not expected to be recognized in fiscal 2016.

Executive Officers of the Registrant
The following tables set forth certain information regarding our Executive Officers as of May 22, 2015:

Name	Age	Position
Samuel M. Inman, III	64	President, Chief Executive Officer, and Director
Enrico Digirolamo	60	Chief Financial Officer
Steven R. Asam	41	Senior Vice President, Delivery, Operations and Engineering
Michael K. Keddington	55	Senior Vice President of Worldwide Sales
Samuel M. Inman, III. Mr. Inman has served as a director of Covisint since January 2014, and as Interim President and Chief Executive Officer of Covisint since March 2014. Effective May 22, 2014, Mr. Inman became the permanent President and Chief Executive Officer of Covisint. From April 2011 to May 22, 2014, Mr. Inman served as an independent consultant providing advice to the management and boards of directors of technology companies.  From April 2008 through April 2011, Mr. Inman was President and CEO of Comarco Wireless Technologies, Inc. a technology company with extensive intellectual property for power adapter products.  Mr. Inman has extensive experience in the management of technology companies, including being CEO of Viking Components, Inc. and Centura Software Corporation.  Mr. Inman has been a director of Comarco Wireless Technologies, Inc. (CMRO); Centura Software Corporation (CNTR); and Objectshare, Inc. (OBJS).
Enrico Digirolamo. Mr. Digirolamo has served as Chief Financial Officer since July 2013. From 2010 until July 2013, he served as Senior Vice President - Sales & Marketing and Finance at Allstate Insurance. Mr. Digirolamo served as the Chief Financial Officer and Vice President of General Motors Europe AG from 2008 to 2010. Mr. Digirolamo also served as the Chief Financial Officer and acting Chief Executive Officer of Covisint LLC (our predecessor) at the time of its formation. He currently serves on the board of directors of Metromedia International Group LLC, a privately held owner of interests in communications and media businesses operating in the Republic of Georgia. Mr. Digirolamo has served as a member of the GM European Strategy Board,

Opel Supervisory Board and the board of directors of Saab Automobile, GM Russia and Allstate New Jersey. Mr. Digirolamo has a Bachelor of Science degree in mathematics and accounting from Central Michigan University, a Master of Business Administration from Eastern Michigan University and has completed the International Executive Program at the International Institute for Management Development in Lausanne, Switzerland.
Steven R. Asam.  Mr. Asam has been with Covisint since it was originally founded in 2000. Since 2012, Mr. Asam has served as Covisint’s Senior Vice President of Delivery, Operations and Engineering. In this position, he oversees all research and development of the Covisint Platform and vertical specific solutions. In addition, Mr. Asam manages our customer support, implementation, solution deployment, on-boarding and data center operations for all industry sectors. Prior to joining Covisint, Mr. Asam provided technology leadership at Ford Motor Company on several large scale business-to-business and business-to-consumer projects. Mr. Asam earned both his Bachelor of Science degree in computer engineering and a Master of Science degree in computer information systems from the University of Michigan.
Michael K. Keddington. Mr. Keddington has served as Senior Vice President of Worldwide Sales since April 7, 2014. Mr. Keddington was a principal consultant with McDermott & Bull, a retained executive search firm, from June 2013 through April 4, 2014. From August 2011 through April 2013, Mr. Keddington was Chief Executive Officer and a director of Lunera Lighting, Inc., a LED lighting products company. From July 2010 until August 2011, Mr. Keddington was Chief Executive Officer and director of RNA Networks, Inc. a data center infrastructure software company. From April 2008 through June 2010, he was Chief Executive Officer and director of Permlight Products, Inc. Mr. Keddington has extensive experience building and leading sales organizations and driving revenue growth for leading technology firms, including Intel Corporation, Sanmina-SCI, Symantec Corporation, Gupta Technologies, Pure Software and Oracle.
ITEM 1A. RISK FACTORS
We have a history of losses, we expect to continue to incur losses and we may not achieve or sustain profitability in the future.
We have incurred losses in each fiscal year since 2011, including fiscal 2015. These losses were mainly due to the investments we made, and continue to make, to build our Platform, grow and maintain our business and acquire customers. Key elements of our growth strategy include (1) innovating to continue to enhance and optimize our Platform for the IoT age through active product management strategies; (2) acquiring new customers through active direct sales enablement; and (3) and continuing to develop our channel partnerships. Furthermore, to the extent that we are successful in increasing our customer base, we will incur increased expenses, as costs associated with generating and supporting customer agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. As set forth, we cannot predict our revenue growth, and you should not rely upon our revenue performance in prior fiscal years as indicative of our future performance. Accordingly, we cannot assure you that we will reach profitability in the future or at any specific time in the future or that, if and when we do become profitable, we will sustain profitability. If we are ultimately unable to meet our financial targets to create sufficient revenue to become profitable and have sustainable positive cash flows, investors could lose all or part of their investment.

During fiscal 2015, we made strategic decisions to shift our focus away from providing services to our customers and to stop selling our Platform as a part of a set of healthcare applications, and, accordingly we expect to lose additional revenue from the healthcare vertical and services business, which we may not be able to replace.

In fiscal years 2014 and 2015, over 30% of our revenue was generated from the healthcare industries. Our services revenue for these periods was 25% and 31% respectively. During fiscal 2015, we made a strategic decision to stop providing applications to the healthcare industry, and shift from being a services business to being an enterprise-grade Platform company. As a result of these decisions, our revenue from healthcare and services declined over fiscal 2015. We expect revenue from healthcare and services during fiscal 2016 to decline significantly from fiscal 2015 levels. If we are unable to replace this revenue, it could have a material adverse effect on our results of operations.

We derive a significant percentage of our total revenue from a few customers, and the loss of revenue from these customers could have a material impact on our results of operations.
In January 2015 and April 2015, we completed negotiations with Cisco and GM, pursuant to which we: (a) terminated our existing agreements with GM under which we provided our Platform and various services to GM to support GM’s EDI process and its OnStar services (“Prior GM Agreements”); (2) enabled Cisco to provide our Platform and those services to GM under non-cancelable five-year agreements; and (3) entered into two five-year agreements with Cisco under which we will continue to provide the Platform to GM as a subcontractor to Cisco. Unlike the Prior GM Agreements, which were terminable by GM for convenience with six months’ prior notice, the agreements with Cisco are non-cancelable, and therefore, we have secured our GM business through April 2020. While we maintain strong relationships within GM, we are no longer the prime contractor, and we may lose ability over time to influence GM’s decisions regarding the extended use of the Platform.

Our revenue from General Motors (including that revenue that we received as a subcontractor of Cisco) during fiscal 2015 was $26.3 million or 30% of our total revenue. Our revenue from General Motors increased in fiscal 2015 as a percentage of our total revenue from 26% in fiscal 2014. We expect our services revenue from General Motors to decrease in fiscal year 2016, due to two factors: 1) we have completed much of the service work for which we were contracted in the past, and 2) we understand that General Motors may be building its information technology capabilities to reduce its reliance on outsourced IT services. As a result, losing all or a significant portion of our services business with General Motors could have a material impact on results of operations.
Our relationship with Cisco continues to grow in importance. In addition to the GM agreements noted above, we have entered into multiple statements of work, through which Cisco has access to our Platform for the purpose of selling its functionality into its customer base. In fiscal 2016, we expect the revenue from the relationship to increase as a percent of our subscription revenue. Accordingly, loss of Cisco revenue could adversely affect our financial condition, operating results and cash flows.
We cannot accurately predict subscription rates, and negative impact to these rates may have on our future revenue and operating results.
Our customers have no obligation to renew their subscriptions for our solution after the expiration of their initial subscription period, which is typically 36 months, and some customers have elected not to renew. In addition, our customers may renew at a lower contract value or renew for shorter contract lengths. Moreover, many of our contracts are terminable for convenience with as little as 30 days’ prior notice, and some of our customers have elected to terminate all or part of their subscription service contract for convenience. Accordingly, we cannot predict our subscription rates as they may decline or fluctuate as a result of a number of factors, including decreases in usage by our customers, competitive offerings, customer dissatisfaction with our service, customer ability to continue their operations and spending levels, and deteriorating general economic conditions. If our customers terminate our contract for convenience, do not renew their subscriptions for our solutions or reduce the value of their subscription at the time of renewal, our revenue may grow more slowly than expected or decline, and our results of operations could be adversely affected.
If the prices we charge for our services are unacceptable to our customers, our operating results will be harmed.
As the market for our services matures, or as new or existing competitors introduce new products or services that compete with ours, we may experience pricing pressure and be unable to renew our agreements with existing customers or attract new customers at prices that are consistent with our pricing model and operating budget. If this were to occur, it is possible that we would have to change our pricing model or reduce our prices, which could harm our revenue, gross margin and operating results.
Because we recognize revenue from subscriptions over the term of the subscription, downturns or upturns in sales may not be immediately reflected in our operating results.
We generally recognize subscription revenue from customers ratably over the terms of their subscription agreements, which are typically 36 months. As a result, most of the subscription revenue we report in each quarter is related to subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter will not be fully reflected in our subscription revenue results for that quarter and will negatively affect our subscription revenue growth rate or subscription revenue in future quarters. As our annualized subscription revenue ("ASR") bookings in fiscal 2014 and 2015 was lower than expected, we anticipate that the growth in our subscription revenue in 2016 will be slower, at least during the first half of 2016. Our subscription model also makes it difficult for us to rapidly increase our subscription revenue through additional sales in any period, as subscription revenue from new customers must be recognized over the applicable subscription term. In addition, despite our efforts to increase our ability to have variable costs for the implementation of our Platform, we may be unable to adjust our cost structure to reflect unanticipated changes in revenue.

Our sales cycle can be long and unpredictable, particularly with respect to large enterprises. As a result, our sales are difficult to predict and may vary from quarter to quarter, which may cause our operating results to fluctuate significantly.
The timing of our sales is difficult to predict. Due to the nature, scope and complexity of the technology solution that we provide, our sales efforts require a consultative sale educating our customers about the use, technical capabilities and benefits of our Platform. It may be challenging to find the correct sales approach to foster significant adoption of our Platform. Our Platform provides solutions to business problems in a distributed environment of customers and partners. The buyers of these solutions may differ in different organizations, with IT professionals being the buyer in some cases and a consultant to the business being the buyer in others. As a result, customers often undertake a prolonged evaluation process, which frequently involves not only our solutions, but also those of our competitors. New sales opportunities may require us to devote significant sales support to individual customers and, thus, to incur substantial costs. In addition, decisions to purchase our services are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. If sales expected from a specific customer for a particular period are not realized in that period or at all, our results could fall short of public expectations and our business, operating results and financial condition could be materially adversely affected.

Our Platform solutions can be complex and include multiple dependencies that may cause our customers difficulty in implementing our service, which could negatively impact our future revenue and financial results.
Due to the scope and complexity of the solutions built on the Platform, the implementation cycle can be lengthy. Implementation of these solutions requires customization and integration with the customer and its partners’ existing computer systems, software programs and databases. This process can be time-consuming and expensive for our customers and can result in delays in implementation and deployment of the solution. As a result, some of our customers have had, and may in the future have, difficulty implementing their solutions successfully or otherwise achieving their expected benefits. Additionally, while a customer may decide to purchase our Platform, the customer or its partners may require us to delay the implementation of our solutions due to their scheduling, resource or budgetary constraints.
Delayed or ineffective implementation of our solutions may limit our future sales opportunities, reduce revenue and net income, cause customer dissatisfaction, harm our reputation or cause non-payment issues due to any of the following events:
The withholding of cash payments or cancellation of contracts if we fail to meet our commitments;
The cancellation or scaling back of one or more of our larger projects which could have a material adverse impact on our reputation and future revenue; or
An inability to recognize subscription revenue due to delays in the launch date of the customer’s access to our production environment.
Competition from current competitors and new market entrants, as well as from internally-developed technologies, could adversely affect our ability to sell our solutions and related services.
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
We compete with a wide range of established companies in a variety of different markets. In certain markets we compete with system integrators, such as IBM, Hewlett-Packard Company and Dell, Inc. cloud-based Platform vendors, such as Salesforce.com and Microsoft Azure, and business-to-business integration and data exchange vendors, such as Open Text Corporation and Sterling Commerce, a division of IBM, all of which have substantially greater name recognition and resources than we do. Our competition often subscribe to or license other cloud-based Platforms and third-party solutions to solve their customers’ specific business problems. Certain cloud-based Platform vendors also offer development resources and consulting services that allow them to customize their platform to the customer’s requirements. We face other specialized competitors in our current vertical markets and may face new competitors as we expand into new vertical markets. These competitors may be more efficient and successful in penetrating the market for cloud-based services then we are. We also encounter competition from technologies developed by the in-house information technology departments of our customers and potential customers. If we fail to compete successfully, our operating results and financial condition will be materially adversely affected.
If we do not effectively hire, expand and train our sales force, we may be unable to grow as quickly as expected, and our business may be harmed.
We are dependent on our sales force to obtain new customers and to sell additional solutions to our existing customers. Due in part to our shift away from the healthcare application business, we have had significant turnover in our sales force. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. There is significant competition for sales personnel with the skills and technical knowledge that we require. When hired, it generally takes significant time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we expect, and, if they do not, we will need to hire new sales personnel, who will require the same training and time to become effective. Moreover, we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. These individuals may also have difficulty implementing our go-to-market strategy on repeatable, platform-based sales. If we are unable to hire and train sufficient numbers of effective sales personnel who can effectively sell our Platform, our revenue may grow at a slower rate than we anticipate and our financial condition could suffer.
If we fail to manage our sales and distribution channels effectively or if our partners choose not to market and sell our solutions to their customers, our operating results could be adversely affected.

We derived approximately 7%, 6% and 3% of our revenue for the years ended March 31, 2015, 2014 and 2013, respectively, from sales of our Platform to and through our strategic partners, and we anticipate that percentage will increase significantly in 2016. Accordingly, our strategic partners will be responsible for a significant portion of our sales now and in the future. In order to scale our channel program to support growth in our business, it is important that we help our partners enhance their ability to independently sell and deploy the Platforms. Accordingly, we have invested and continue to invest in enhancements to our Platform to facilitate the sale and implementation of our Platform by our partners. Moreover, we are investing significant time and resources into our strategic partners to educate them on the Platform to accelerate their ability to become productive in selling our Platform. Despite these investments and efforts, we may be unable to successfully expand and improve the effectiveness of our channel sales program.
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
If strategic partners do not effectively market and sell our solutions, if they choose to place greater emphasis on technologies of their own or those offered by our competitors, or if they fail to meet the needs of our customers, our ability to grow our business and sell our solutions may be adversely affected. The loss of Cisco, or a substantial number of other strategic partners, and our possible inability to replace them, the failure to recruit additional strategic partners, any reduction or delay in their sales of our solutions, or any conflicts between channel sales and our direct sales and marketing activities could materially and adversely affect our results of operations.
We operate in an emerging and evolving market which may lead to period to period variability in our revenue and make it difficult to evaluate our future prospects.
We believe our Platform is unique in the marketplace as it flexibly provides the framework to improve business processes involving a user's extended enterprise ranging from customers, suppliers and other stakeholders. However, the markets for our Platform are in an early stage of development, and it is uncertain how rapidly these markets will develop. Even if they do develop, it is not certain our Platform will achieve and sustain high levels of demand and acceptance. Because our Platform has a significant number of uses across many industries, our ability to grow revenue will be dependent upon our ability to determine which industries are most likely to be ready to utilize our technologies to solve their business issues. If we do not select wisely, we may incur costs and lose the opportunities to secure our position in the marketplace.
If companies do not perceive or value the benefits of our solutions, or if companies are unwilling to accept our Platform as an alternative to the traditional approach to solving business process problems in their extended enterprise, the market for our Platform might not continue to develop or might develop more slowly than we expect, either of which could significantly affect our revenue and growth prospects.
We provide service level commitments to our customers, and our failure to meet the stated service levels could significantly harm our financial results and our reputation.
Our customer agreements require that we maintain certain service level commitments to our customers relating primarily to functionality, network uptime and critical infrastructure availability. For example, our service level agreements generally require that our solutions are available up to 99.5% of the time. If we are unable to meet the stated service level commitments, we may be contractually obligated to provide customers with credits. Additionally, if we fail to meet our service level commitments a specified number of times within a given time frame or for a specified duration, our customers may terminate their agreement with us. As a result, a failure to deliver services for a relatively short duration could cause us to issue credits to a large number of affected customers or result in the loss of customers. In addition, we cannot assure you that our customers will accept these credits or termination rights in lieu of other legal remedies that may be available to them, and, therefore, we could be liable for other related damages incurred by our customers. Our failure to meet our commitments could also result in substantial customer dissatisfaction or loss. If we fail to meet our service level commitments to our customers, the resulting issuance of credits, loss of customers or other potential liabilities could significantly and adversely impact our financial results.
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
*****
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
Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our solutions. Privacy concerns, whether or not valid, may inhibit market adoption of our solutions particularly in certain industries and foreign countries.
Our solutions are hosted at multiple data centers around the world. Any disruption of service at our facilities or our third-party hosting providers could interrupt or delay our customers’ access to our solutions, which could harm our operating results.
The ability of our customers to access our solutions is critical to our business. We currently serve customers from data centers located in Chicago, Illinois, Tokyo, Japan, Frankfurt, Germany, and Shanghai, China and maintain a backup data recovery center in Detroit. We cannot assure you that the measures we have taken to eliminate single points of failure in our data centers located in Chicago and Frankfurt, and our data recovery center located in Detroit, will be effective to prevent or minimize interruptions to our operations. Our facilities are vulnerable to interruption or damage from a number of sources, many of which are beyond our control, including, without limitation:
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
We attempt to mitigate these risks through various business continuity efforts, including redundant infrastructure, 24x7x365 system activity monitoring, backup and recovery procedures, use of a secure off-site storage facility for backup media, separate test systems and change management and system security measures, but our precautions may not protect against all potential problems. Our data recovery centers are equipped with physical space, power, storage and networking infrastructure and Internet connectivity to support the solutions we provide in the event of the interruption of services at our primary data center. Even with this data recovery center, however, our operations would be interrupted during the transition process should our primary data center experience a failure.

Disruptions at our data centers could cause disruptions in our services and data loss or corruption. This could damage our reputation, cause us to issue credits to customers, subject us to potential liability or costs related to defending against claims or cause customers to terminate or elect not to renew their agreements, any of which could negatively impact our revenue.
CenturyLink, and AT&T currently hosts the majority of our solutions. We cannot guarantee that we will be able to continue to receive reasonable pricing and terms from CenturyLink, AT&T or our other hosting providers in the future. Failure to negotiate reasonable terms could result in increased costs, which could negatively impact our financial condition. If our providers stop providing services or we fail to negotiate terms on an acceptable basis, we could be required to move our solutions to other third-party hosting providers, which would be a distraction to our business, could increase costs and could cause a disruption in our services.
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
Revenue from our Physician Quality Reporting System ("PQRS") offering represented approximately 4%, 2% and 1% of our total revenue for the years ended March 31, 2015, 2014 and 2013, respectively. PQRS revenue is recognized as performed at the time of the annual submission to the government during our fourth quarter ended March 31, 2015. PQRS is a voluntary federal program that incentivizes certain quality care data reporting by healthcare professionals. As a federal program, a change in federal law or regulation could alter or eliminate PQRS, which, in turn, could adversely impact our revenue.
Our Platform must integrate with a variety of operating systems, software applications and hardware that are developed by others. If we are unable to devote the necessary resources to ensure that our solutions interoperate with such software and hardware, we may fail to increase, or we may lose, market share and we may experience reduced demand for our offerings.
Our Platform must integrate with a variety of network, hardware and software Platforms, and we will need to continuously modify and enhance our Platform to adapt to changes in mobility, Internet-related hardware, software, communication, browser and database technologies. The cost to make our Platform broadly interoperable may be significant. Any failure of our solutions to operate effectively with future Platforms and technologies could reduce the demand for our Platform, result in customer dissatisfaction and harm our business. If we are unable to respond to these changes in a timely, cost-effective manner, our solutions may become less marketable and less competitive or obsolete and our operating results may be negatively impacted. If we cannot effectively make our Platform available on mobile devices, we may experience difficulty attracting and retaining customers.
We rely on third-party software that may be difficult to replace or which could cause errors or failures of our service that could lead to lost customers or harm to our reputation.
We rely on software licensed from third parties to offer our solutions. This software may not continue to be available to us at all or on commercially reasonable terms. Any loss of the right to use any of this software could result in delays in the provisioning of our service until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in third-party software could result in errors or a failure of our solutions, which could harm our business.
The loss of certain key employees and technical personnel or our inability to hire additional qualified personnel could have a material adverse effect on our business.
Our success depends in part upon the continued service of our key senior management and technical personnel. Such personnel are employed at-will and may leave Covisint at any time. Our success also depends on our continuing ability to attract and retain highly-qualified technical, managerial and sales personnel. The market for professional services and software development personnel has historically been, and we expect that it will continue to be, intensely competitive. We cannot assure you that we will continue to be successful in attracting or retaining such personnel. The loss of certain key employees or our inability to attract and retain other qualified employees could have a material adverse effect on our business.

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
We cannot be certain that our solutions and services do not infringe the intellectual property rights of third parties. Claims of alleged infringement or misappropriation could be asserted against us by third parties in the future, and if made, we cannot be certain that we would prevail. In addition to possible claims with respect to our solutions, some of our solutions contain technology developed by and licensed from third parties, and we may likewise be susceptible to infringement or misappropriation claims with respect to these third-party technologies.
Moreover, any settlement or adverse judgment resulting from a claim could require us to pay substantial amounts or obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. We cannot assure you that we would be able to obtain a license from the third party asserting the claim at all or on commercially reasonable terms, that we would be able to develop alternative technology on a timely basis, or that we would be able to obtain a license to use a suitable alternative technology to permit us to continue offering, and our customers to continue using, our affected solution or service. In addition, we may be required to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us. An adverse determination could also prevent us from offering our products or services to others. Infringement claims asserted with or without merit against us may have an adverse effect on our business, financial condition and results of operations.
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
U.S. patent, copyright, trademark and trade secret laws offer us only limited protection and the laws of some foreign countries do not protect proprietary rights to the same extent. Accordingly, defense of our trademarks and proprietary technology may become an increasingly important issue as we continue to expand our operations and solution development into countries that provide a lower level of intellectual property protection than the U.S. Policing unauthorized use of our trademarks and technology is difficult and the steps we take may not prevent misappropriation of the trademarks or technology on which we rely. If competitors are able to use our trademarks or technology without recourse, our ability to compete would be harmed and our business could be materially and adversely affected.
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
We may be subject to damages resulting from claims that we, our employees or contractors, have wrongfully used or disclosed alleged trade secrets of their former employers or other parties.
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
Approximately 14%, 14% and 15% of our total revenue for the years ended March 31, 2015, 2014 and 2013, respectively, was derived from foreign operations. We currently have foreign sales denominated in the local currency of approximately fifteen foreign countries, and our solutions and services may be priced in the currency of the country in which they are sold. Changes in the exchange rates of foreign currencies or exchange controls may adversely affect our results of operations. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.
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

Until December 31, 2012, the Covisint business operated as a division of Compuware and, as a division, our operations were included in the tax returns filed by Compuware’s consolidated group ("Consolidated Group"), for U.S. federal income tax purposes, as well as in certain consolidated, combined or unitary groups that include Compuware and/or certain of its subsidiaries, or Combined Group, for taxes other than U.S. federal income taxes. Effective January 1, 2013, Compuware made a contribution to us of substantially all of the assets and liabilities relating to our business and, as a member of the Consolidated Group, our operations have been included in the Consolidated Group. Effective that date, we also entered into a tax sharing agreement with Compuware. Pursuant to the tax sharing agreement, we and Compuware generally will make payments to each other such that, with respect to tax returns for any taxable period in which we or any of our subsidiaries were included in the Consolidated Group or any Combined Group, the amount of taxes to be paid by us will be determined, subject to certain adjustments, as if we and each of our subsidiaries included in such Consolidated Group or Combined Group filed our own consolidated, combined, unitary or separate tax return. Following Compuware’s complete disposition of their Covisint shares on October 31, 2014, the tax sharing agreement should effectively end following the actual filing of Covisint’s final tax returns as a member of the Compuware Consolidated Group. However, until the various statutes of limitations of expire on all the periods in which Covisint was a member of the Compuware Consolidated Group the tax sharing agreement remains relevant.
Our inability to resolve favorably any disputes that arise between us and Compuware with respect to our past relationships may adversely affect our operating results.
Disputes may arise between Compuware and us in a number of areas relating to our past relationships, including labor, tax, employee benefit, indemnification and other matters arising from our separation from Compuware. We may not be able to resolve potential conflicts, on favorable terms.
Risks Related to Our Common Stock
We are an “emerging growth company” within the meaning of the Securities Act, and as such, we will take advantage of certain modified disclosure requirements.
As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Stock Market and other applicable securities rules and regulations. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting.

However, we are an “emerging growth company” within the meaning of the rules under the Securities Act. For as long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an “emerging growth company” for up to five years, although we would cease to be an “emerging growth company” upon the earliest of (i) the first fiscal year following the fifth anniversary of the IPO, (ii) the first fiscal year after our annual gross revenues are $1 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, and (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-JOBS Act” in Item 7 of this Annual Report.
We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock.

The share price of our common stock is likely to be volatile and could decline.
Prior to the IPO, there had been no public market for our common stock. An active public market for these shares may never develop or be sustained, which could affect your ability to sell your shares and could depress the market price of your shares. The IPO price for the shares of our common stock was determined by negotiations between us and the representatives of the underwriters and has not been indicative of prices that have since prevailed in the trading market. The market price of our common stock, has been, and could continue to be subject to wide fluctuations in response to many risk factors described in this report, and others beyond our control, including:
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

We have a securities class action lawsuit against us that may result in an adverse outcome.
We are currently subject to a securities class action lawsuit. Adverse outcomes in this lawsuit may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. The litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact on our consolidated financial statements could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our principal offices at 26533 Evergreen Road, Suite 500, Southfield, Michigan, which is leased under an 11 year lease of 33,786 square feet of space. We have also entered into stand-alone operating lease agreements for office space in Shanghai, China, Frankfurt, Germany, London, England and San Francisco, California.

ITEM 3. LEGAL PROCEEDINGS
Beginning on May 30, 2014, two putative class actions were filed in the U.S. District Court for the Southern District of New York against us, our directors and former directors, and certain of our officers and former officers alleging violation of securities laws in connection with our IPO and seeking unspecified damages. These lawsuits have been consolidated. On October 14, 2014, the lead plaintiff filed a consolidated class action complaint (the “Complaint”) alleging violations of Regulation S-K and Sections 11 and 15 of the Securities Act. The Complaint alleges, among other things that the IPO’s registration statement contained (1) untrue statements and omissions of material facts related to the Company’s projected revenues for fiscal 2014, (2) materially inaccurate statements regarding the Company’s revenue recognition policy, and (3) omissions of known trends, uncertainties and significant risk factors as required to be disclosed by Regulation S-K. The Company has filed a motion to dismiss the Complaint. We believe the Complaint is without merit, and we intend to continue to vigorously defend it.  The results of legal proceedings, however, cannot be predicted with certainty. Should we fail to prevail in this legal matter, our financial condition and results of operations could be materially adversely affected. We currently have no other pending litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.
PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

Our common stock is traded on The NASDAQ Global Select Market (“NASDAQ”) under the symbol COVS. As of May 12, 2015, there were 2,982 shareholders of record and approximately 2,396 beneficial holders of our common stock. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated, all as reported by NASDAQ.

Fiscal Year Ended March 31, 2015	High	Low
Fourth quarter	$2.65	$1.92
Third quarter	4.46	2.06
Second quarter	5.29	3.78
First quarter	7.39	4.31

There were no repurchases of common stock for the year ended March 31, 2015.

Dividends

We have never paid any cash dividends on our common stock and have no current intention to do so.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended March 31, 2015.

Stock Performance Graph - Comparison of Cumulative Total Return

The following line graph compares the yearly percentage change in the cumulative total shareholder return on our common stock with the cumulative total return of each of the NASDAQ Market Index and the NASDAQ Computer and Data Processing Index for the period from September 26, 2013, the first day of trading in connection with our IPO, through March 31, 2015. The graph assumes the investment of $100 in our common stock and each of the two NASDAQ indices on September 26, 2013 and the reinvestment of all dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN
$160
$110
$60
$10
9/26/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
Covisint Corporation
NASDAQ Market Index
NASDAQ Computer Index

The comparisons in the graph are required by applicable rules promulgated by the Securities and Exchange Commission (“SEC”). You should be careful about drawing any conclusions from the data contained in the graph, because past results do not necessarily indicate future performance. The information contained in this graph shall not be deemed to be "soliciting material" or "filed" with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.
ITEM 6. SELECTED FINANCIAL DATA AND NON-U.S. GAAP FINANCIAL MEASURES

The following combined and consolidated financial data should be read together with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at Item 8 and 7, respectively, of this Annual Report. The historical results presented here are not necessarily indicative of future results.

	YEAR ENDED MARCH 31,
	2015	2014	2013	2012	2011
REVENUE	$88,534	$97,135	$90,732	$74,675	$54,154
COST OF REVENUE (1)	66,404	56,374	47,575	41,477	27,501
GROSS PROFIT	22,130	40,761	43,157	33,198	26,653
OPERATING EXPENSES:
Research and development	10,416	12,408	3,799	1,341	1,687
Sales and marketing (2)	32,593	35,250	26,593	22,544	16,571
Administrative and general	17,640	28,676	18,315	12,583	10,288
Total operating expenses	60,649	76,334	48,707	36,468	28,546
OPERATING LOSS	(38,519)	(35,573)	(5,550)	(3,270)	(1,893)
Other Income	69	—	—	—	750
INCOME (LOSS) BEFORE INCOME TAX PROVISION	(38,450)	(35,573)	(5,550)	(3,270)	(1,143)
INCOME TAX PROVISION	112	85	98	57	132
NET INCOME (LOSS)	($38,562)	($35,658)	($5,648)	$(3,327)	$(1,275)
Basic and diluted earnings (loss) per share	$(1.01)	$(1.06)	$(0.19)	$(3.33)	$1.27

(1)	Cost of revenue in FY15 includes an $8.3 million impairment of capitalized software costs.

(2)	Sales and marketing expense in FY15 includes a $0.5 million impairment of healthcare customer relationships.
Consolidated Balance Sheet Data

	March 31, 2015	March 31, 2014

Cash	$50,077	$49,536
Working Capital	38,851	55,296
Total Assets	121,842	141,448
Due to/(from) parent and affiliates	—	(2,813)
Total Shareholders' Equity	81,347	101,610

In addition to reporting financial results in accordance with accounting principles generally accepted in the United States (”U.S. GAAP"), we monitor the following other metrics to evaluate our business, measure our performance, identify trends affecting our business, allocate capital and make strategic decisions.
Adjusted Gross Profit and Adjusted Gross Margin
Adjusted gross profit represents gross profit, adjusted for amortization and impairment of capitalized software associated with our research and development expense classified within cost of revenue as well as the stock based compensation associated with certain of our professional services and operations employees. Adjusted gross margin is adjusted gross profit as a percentage of revenue.
We have historically capitalized a significant portion of our research and development costs. Our total research and development costs incurred were $13.9 million, $18.1 million and $17.4 million during the years ended March 31, 2015, 2014 and 2013, respectively. Of our total research and development costs incurred, we capitalized 25%, 31% and 78% during the years ended March 31, 2015, 2014 and 2013, respectively. The decreased capitalization of our research and development costs during fiscal 2014 and fiscal 2015, as compared to fiscal 2013, was a result of a change to the agile delivery methodology for Platform enhancements, which resulted in significantly shorter development cycles thereby reducing our capitalized costs. This change increased the proportion of our research and development costs expensed relative to our research and development costs incurred.
We believe that adjusted gross margin, when viewed with our results under U.S. GAAP and the accompanying reconciliations, provides additional information that is useful for evaluating our operating performance. Additionally, we believe that adjusted gross margin provides a more meaningful comparison of our operating results against those of other companies in our industry. We believe that including these omitted costs in our results of operations results in a lack of comparability between our operating results and those of our peers in the industry, the majority of which do not have comparable amortization costs related to capitalized software. However, adjusted gross margin is not a measure of financial performance under U.S. GAAP and, accordingly, should not be considered as an alternative to gross margin as an indicator of operating performance.
In the periods presented, the amortization of capitalized software increased in absolute dollars and as a percentage of revenue. We expect this trend to continue in fiscal 2016 and to have a negative impact on our gross profit and margin as reported under U.S. GAAP. In the future, we expect to continue to capitalize a smaller portion of our research and development costs due to the change to the agile delivery methodology for Platform enhancements.
The table below provides reconciliations between the non-U.S. GAAP financial measures discussed above to the comparable U.S. GAAP measures of gross profit:

	YEAR ENDED MARCH 31,
	2015	2014	2013
Gross profit	$22,130	$40,761	$43,157
Gross margin	25%	42%	48%
Adjustments:
Stock compensation expense—cost of revenue	613	829	6
% of total revenue	1%	1%	—%
Amortization and impairment of capitalized software—cost of revenue	15,079	6,753	4,950
% of total revenue	17%	7%	5%
Non-U.S. GAAP gross profit	37,822	48,343	48,113
Non-U.S. GAAP gross margin	43%	50%	53%

New Annualized Subscription Revenue ("ASR")
Due to the nature of the subscription-based revenue model, a significant portion of the revenue we report in each quarter is generated from customer agreements entered into during previous periods. Therefore, since changes in business momentum are not immediately reflected in our results of operations, we look towards additional metrics such as new ASR that includes recently added or expanded customer subscription revenue to assess progress within our business.
We define new ASR as the annualized value of new committed subscription revenue for new contracts and incremental committed subscription revenue for renewed contracts signed within the given period. We calculate new ASR for each new contract signed within a given period by dividing the total committed subscription revenue by the number of months under contract and multiplying that figure by the lesser of twelve or the number of months included in the agreement. We then add to this amount any long-term increase in committed subscription revenue under existing contracts renewed during that period.
New ASR is presented in the table below:

	YEAR ENDED MARCH 31,
	2015	2014	2013
		(In thousands)
New ASR	$14,374	$8,149	$15,011

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear in Item 8 in this Annual Report. In addition to historical financial information, the information we provide or statements made by our employees contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and Item 1A of this Annual Report under "Risk Factors." Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Overview
Covisint provides an open, developer friendly, enterprise class cloud platform (“Platform”) enabling organizations to build solutions that quickly and securely identify, authenticate and connect users, devices, applications and information. Our Platform has been successfully operating globally on an enterprise scale for over 12 years, and is the technology behind innovative industry solutions such as Hyundai's Blue LinkTM and Cisco's Services Exchange PlatformTM.
Our Platform provides a robust, and highly-secure cloud-based business-to-business ("B2B") exchange for automotive supply chains, providing the right information and access to the right person at the right time. This resulted in the development of unique and tightly-integrated technologies for identity management, messaging and portal services, which we offer as a Platform-as-a-Service ("PaaS"). We believe that we are well positioned in the PaaS marketplace to deliver on IoT and identity-centric solutions.
Fiscal 2015 was a transformational year for Covisint. During fiscal 2015, Covisint executed on a number of strategic initiatives to enhance its long-term outlook. First, it applied its research and development investment toward to enabling our enterprise-grade, cloud-based PaaS to be easily deployed, in any data center globally, with a robust third-party developer environment for partners and third-parties to easily build on and extend the Platform. Next, we significantly reduced our services business by developing relationships with service partners who are qualified to set up, develop and implement solutions based upon the Platform’s technology. As a result of the shift away from providing services, Covisint’s services revenue declined from $30.4 million or 31% of fiscal 2014 revenue to $22.2 million or 25% of fiscal 2015 revenue.
Further, Covisint reevaluated its underperforming healthcare portfolio and decided to stop selling its DocSite application to new customers and not to renew existing customers. Moreover, we understand that AT&T has shifted the strategy of its healthcare business, and accordingly, AT&T is no longer reselling the Company’s Platform or application-based products.
As a result of these strategic decisions, revenue from the Company’s healthcare business gradually decreased during fiscal 2015, and we expect our healthcare revenue to account for less than 20% of the Company’s revenue in fiscal 2016. In addition, the Company determined that its previously capitalized software development costs related to segments of the healthcare business and an intangible asset related to acquired DocSite customer relationships were impaired and recorded an $8.8 million impairment in fiscal 2015. In conformity with these strategic initiatives, we reorganized our expense structure. The reduction in service revenue enabled the Company to reduce its employee count by approximately 200 as compared to fiscal 2014 and the Company recorded $0.3 million as severance as of March 31, 2015.
Moreover, in fiscal 2015, we significantly advanced our strategic partnership with Cisco. Following entry into our Software License and Hosting Agreement in November 2013, we have worked with Cisco to integrate our Platform with Cisco applications to build the Cisco Service Exchange Platform (“SPX”). In January and April 2015, we enabled Cisco to enter into the prime contract with GM to provide most of the service that we historically provided to GM. With Cisco’s involvement, we were able to extend the terms of each contract through April 2020 and eliminate GM’s ability to terminate these agreements for convenience. We retain our deep relationships with GM, and we are actively working to sell additional business to GM.
Finally, on October 31, 2014, our former parent, Compuware, completed its spinoff of its 31,384,920 shares of Covisint common stock to Compuware shareholders, making Covisint a fully publicly-traded company. In October 2014, Covisint and Compuware amended their tax sharing agreement to provide that Covisint agree in writing to make a joint election under §336(e) of the Internal Revenue Code with Compuware. Under §336(e) for federal income tax purposes, Covisint is treated as if it sold all of its assets at fair market value. As a result of the §336(e) election, Covisint will receive a step up in its tax basis in its assets to fair market value as of October 31, 2014, the day Covisint ceased to be a member of the Compuware Consolidated Group. Covisint will amortize its new basis to provide future tax deductions that would offset any future taxable income. Given Covisint’s historical loss position, there is a full valuation allowance preventing the recognition of any potential deferred tax asset.
We generate the majority of our revenue through subscription fees that enable our customers to access our Platform. Subscription and support revenue accounted for $66.3 million, $66.7 million and $57.0 million, or 75%, 69% and 63% of our total revenue, during the years ended March 31, 2015, 2014 and 2013, respectively. We also generate revenue from the provision of services related to implementation, solution deployment and on-boarding of new customers onto our Platform. Services revenue accounted for $22.2 million, $30.4 million and $33.8 million, or 25%, 31% and 37% of our total revenue, during the years ended March 31, 2015, 2014 and 2013, respectively.
The automotive industry accounted for 45%, 47% and 56% of our total revenue for the years ended March 31, 2015, 2014 and 2013, respectively, of which approximately 30%, 26% and 33% of our total revenue for such periods was derived from General Motors. The healthcare industry accounted for 32%, 34% and 31% of our total revenue in the years ended March 31, 2015, 2014 and 2013, respectively. Our remaining revenue resides in the enterprise business unit that services the energy, financial services, travel and other non-automotive and non-healthcare industries. Revenue from outside of the U.S. accounted for 14%, 14% and 15% of our total revenue in the years ended March 31, 2015, 2014 and 2013, respectively. Our subscription and support revenue was $66.3 million in the year ended March 31, 2015 compared to $66.7 million in the year ended March 31, 2014, representing an annual decline of 1%.
To support our growth strategies and capitalize on current technology trends, we are actively investing in our business and do not expect to be profitable during fiscal 2016. We experienced net (losses) of $(38.6) million, $(35.7) million and $(5.6) million in the years ended March 31, 2015, 2014 and 2013, respectively. As presented in "Note 7. Benefit Plans" in the accompanying notes to the combined and consolidated financial statements, our loss in fiscal 2014 was due in part to stock compensation expense of $17.5 million in the year ended March 31, 2014, which primarily resulted from our IPO. In addition, we made, and continue to make, substantial investments to build our solutions and services, grow and maintain our business and acquire customers.
COMPONENTS OF OUR RESULTS OF OPERATIONS
Revenue
Our revenue is primarily comprised of fees related to subscription and support and services performed. Subscription and support revenue includes fees for our customers and their users to access our Platform. Our services revenue is generated from implementation, solution deployment and on-boarding. Implementation services typically consist of user migration, content migration, branding and configuration to support customer-specific workflows. Our services engagements typically occur in phases and can vary from a few weeks to several months depending on the scope and complexity of the solution. Our customers may choose to do much of this work in-house, through a third party or with Covisint. We currently subcontract portions of our service engagements to third-party service partners to supplement our staffing needs within this area of the business.

Services contract value varies significantly for each customer agreement. It is affected by a number of trends which make the prediction of our future services revenue difficult. These trends include, but are not necessarily limited to improvements in our Platform that make it easier for our customers to build and launch new business process innovations on the Platform, and a reduction in the effort required to launch the customer. Furthermore, since the recognition of services revenue may require acceptance by the customer, the timing of the revenue recognition may shift between fiscal periods.

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
Cost of Revenue
Our cost of revenue is primarily comprised of salaries and personnel-related expenses related to our customer support, implementation, solution deployment, on-boarding and data center operations, the cost of professional services provided by third-party contractors, depreciation, amortization and impairment expenses related to capitalized research and development, acquisitions and capital expenditures, third-party hosting fees, third-party software license fees and outside services related to our call center. Where we have established third-party evidence of the stand-alone value of our services, we recognize expense with the associated revenue recognition as services are delivered. Costs associated with deferred services revenue are recognized ratably, generally over five years, beginning upon customer acceptance of the deliverable consistent with the associated revenue.
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
We focus our research and development on new and expanded features of our Platform and vertical-specific solutions. Since February 2010, when we implemented additional tracking related to the time spent on approved research and development projects, we have capitalized an increasing portion of our research and development costs. We capitalized a smaller portion of our research and development costs in fiscal 2014 and 2015 as a result of the change to the agile delivery methodology for our Platform enhancements, which resulted in significantly shorter development cycles thereby reducing our capitalized costs. Our capitalized research and development costs are amortized as a cost of revenue ratably over 60 months upon completion of the project. We expect research and development costs incurred to decrease in the future as a percentage of revenue.
Sales and Marketing
Sales and marketing costs are primarily comprised of salaries and personnel-related expenses, commissions, travel expense, marketing program fees, services provided by third-party contractors related to our marketing campaigns and amortization related to customer relationship agreements acquired as a result of various acquisitions. We plan to invest further in sales and marketing to create brand awareness, expand the scope and scale of our global operations, develop our sales channel and increase revenue from existing customers. We expect sales and marketing costs to increase in fiscal 2016 as a percentage of total revenue.
General and Administrative
Prior to fiscal 2015, general and administrative costs were primarily comprised of the allocated costs related to the services provided by our former parent Compuware for facilities, information technology, tax, internal audit, accounting, finance, human resources, legal and other services, as well as salaries and personnel-related expenses including stock and cash incentive compensation. Effective April 1, 2014, we completed our general and administrative separation from Compuware by assuming stand-alone finance, information technology, human resources, legal, and internal audit functions.
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
RESULTS OF OPERATIONS
The following table is a summary of our combined and consolidated statements of loss data:

	YEAR ENDED MARCH 31,
	2015	2014	2013

Combined and Consolidated Statements of Comprehensive Loss Data:
Subscription and support	$66,283	$66,688	$56,978
Services	22,251	30,447	33,754
Total revenue	88,534	97,135	90,732
Cost of revenue(1)	66,404	56,374	47,575
Gross profit	$22,130	$40,761	$43,157
Operating expenses:
Research and development(1)	10,416	12,408	3,799
Sales and marketing(1)	32,593	35,250	26,593
General and administrative(1)	17,640	28,676	18,315
Total operating expenses	$60,649	$76,334	$48,707
Other Income	69	—	—
Loss from operations before income tax provision	(38,450)	(35,573)	(5,550)
Income tax provision	112	85	98
Net loss	($38,562)	($35,658)	($5,648)
Basic and diluted loss per share(2)	($1.01)	($1.06)	($0.19)
Weighted-average shares outstanding, Basic and diluted(2)	38,217	33,774	30,003

(1)
All future stock compensation is expected to be granted in the form of Covisint stock awards and recorded as a non-cash expense. The statements and line items above include stock compensation as detailed in the table below. Cost of revenue in FY15 includes an $8.3 million impairment of capitalized software costs. Sales and marketing in FY15 includes a $0.5 million impairment of healthcare customer relationships.

(2)
Please see Note 3 of our combined and consolidated financial statements and related disclosures for an explanation of the method used to calculate the historical net income (loss) per share attributable to common shareholders and the number of shares used in computation of the per share amounts.

	YEAR ENDED MARCH 31,
	2015	2014	2013
Stock awards compensation classified as:
Cost of revenue	$613	$829	$6
Research and development	175	722	1
Sales and marketing	1,570	5,594	360
General and administrative	3,874	10,330	1,262
Total stock awards compensation expense before income taxes	$6,232	$17,475	$1,629

The following table sets forth a summary of our combined and consolidated statements of comprehensive loss as a percentage of our total revenue:

	YEAR ENDED MARCH 31,
	2015	2014	2013
Combined and Consolidated Statements of Comprehensive Loss Data:
Subscription and support	75%	69%	63%
Services	25	31	37
Total revenue	100%	100%	100%
Cost of revenue(1)	75	58	52
Gross profit	25%	42%	48%
Operating expenses:
Research and development(1)	12	13	4
Sales and marketing(1)	37	36	30
General and administrative(1)	20	30	20
Total operating expenses	69%	79%	54%
Loss from operations before for income tax provision	(43)	(37)	5
Income tax provision	0	0	0
Net loss	(43)%	(37)%	5%
________________________________________________

(1)
All future stock compensation is expected to be granted in the form of Covisint stock awards and recorded as a non-cash expense. Refer to the table above for the breakdown of stock compensation included in these line item percentages.

YEARS ENDED MARCH 31, 2015, 2014 and 2013
Revenue
Revenue derived from our subscription and support and services is presented in the table below:

	YEAR ENDED MARCH 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	%	%
	(In thousands)
Subscription and support	$66,283	$66,688	$56,978	(1%)	17%
Services	22,251	30,447	33,754	(27)%	(10)%
Total revenue	$88,534	$97,135	$90,732	(9%)	7%

Our total revenue decreased to $88.5 million for the year ended March 31, 2015 from $97.1 million and $90.7 million in the years ended March 31, 2014 and 2013, respectively, representing a 9% decline in revenue from 2014 to 2015 and a 7% increase from 2013 to 2014.
Subscription revenue was $66.3 million for the year ended March 31, 2015 as compared to $66.7 million and $57.0 million for the years ended March 31, 2014 and 2013, respectively, representing an annual decrease of 1% in fiscal 2015 and an increase of 17% in fiscal year 2014, respectively. There was a decline in our healthcare subscription revenue of approximately $7 million in fiscal year 2015 as compared to fiscal year 2014 due to our strategy of shifting away from developing and selling applications that require significant amounts of services to implement. The impact of this decline in fiscal year 2015 was partially offset by new subscription revenue from a strategic channel partner and other new business. The increase in subscription revenue in fiscal year 2014 from fiscal year 2013 was primarily due to an increase in revenues with existing customers and an increase in PQRS revenue.

Our services revenue declined to $22.2 million for the year ended March 31, 2015, as compared to $30.4 million and $33.8 million for the years ended March 31, 2014 and 2013, respectively, representing an annual decline of 27% in fiscal year 2015, and a decrease of 10% in fiscal year 2014, respectively. For the year ended March 31, 2015 the decline in services revenue are attributed to: 1) our decision to shift away from developing and selling applications that require significant amounts of services to implement; 2) a natural reduction in the deferred revenue recognized in the current period compared to last year due to a diminished balance remaining from the establishment of stand-alone value for many of our services; 3) a reduction in ad hoc service projects with major subscription customers; 4) an improvement in the ease of implementation of our Platform that results in quicker, less costly installations; and 5) improvements in our Platform that allow customers to perform portions of the implementation themselves.

Our services revenue declined to $30.4 million for the year ended March 31, 2014, as compared to $33.8 million for the year ended March 31, 2013 representing an annual decline of 10% from fiscal 2013 to fiscal 2014. For the year ended March 31, 2014, the services revenue decline can be attributed to: (1) a natural reduction in the deferred revenue recognized in the current period versus last year due to a diminished balance remaining from the establishment of stand-alone value for many of our services, (2) a reduction in ad hoc services projects with major subscription customers, (3) an improvement in the ease of implementation of our Platform that results in quicker/less costly installations, (4) improvements in our Platform that allow customers to perform portions of the implementation themselves, and, to a lesser extent, (5) our relatively low subscription bookings in fiscal 2014.

Cost of Revenue
Cost of revenue is presented in the table below:

	YEAR ENDED MARCH 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	%	%
	(In thousands)
Cost of revenue	$66,404	$56,374	$47,575	18%	18%
Gross margin	25%	42%	48%

Cost of revenue increased $10.0 million for the year ended March 31, 2015 as compared to the same period in 2014, largely as the result of an $8.3 million impairment of previously capitalized software costs related to software projects associated with our healthcare customer service offering, which we decided to gradually exit in 2015. Our gross margin decreased for the year ended March 31, 2015 as compared with the same period in 2014 primarily due to the aforementioned impairment charge.

Cost of revenue increased $8.8 million for the year ended March 31, 2014, as compared to the year ended March 31, 2013, primarily due to an increase in revenue. Cost increases included an increase of $13.3 million in salaries and personnel-related expenses in connection with our customer support, implementation, solution deployment, on-boarding and data center operations fees. This increase was offset by a decrease of $8.8 million paid to Compuware and other third-party contractors to perform services on our behalf, primarily as a result of the transition of most Compuware personnel to Covisint during the year ended March 31, 2013. Cost increases also included an increase of $0.8 million in stock compensation expense.

Research and Development
Research and development costs incurred, expensed and capitalized are presented in the table below:

	YEAR ENDED MARCH 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	%	%
	(In thousands)
Research and development costs incurred	$13,925	$18,104	$17,378	(23%)	4%
Capitalized internal software costs	(3,509)	(5,696)	(13,579)	(58)	(58)
Research and development costs expensed	$10,416	$12,408	$3,799	(16%)	227%
Percentage of total revenue:
Research and development costs incurred	16%	19%	19%
Research and development costs expensed	12%	13%	4%

Research and development costs incurred declined for the year ended March 31, 2015, as compared to the same period in 2014, primarily due to a $4.9 million decrease in development costs as a result of our decision to cease significant investment in our healthcare application business, which required a high level of customized research and development investment. Expense declines also include a decrease of $0.5 million in stock compensation expense. We capitalized $3.5 million and $5.7 million of research and development costs for the years ended March 31, 2015 and 2014, respectively. The decreased capitalization of our research and development costs for the year ended March 31, 2015 as compared to the same period in 2014 was due to continued reduction in development cycle times which reduced our capitalized costs. This change increased the proportion of our research and development costs expensed relative to our research and development costs incurred.
Research and development costs incurred increased for the year ended March 31, 2014, as compared to the same period in 2013, primarily due to a $4.6 million increase in salaries and personnel-related expenses offset by a $5.4 million decrease in fees paid to Compuware and other third-party contractors for software development activities. The decline in fees paid to Compuware and other third-party contractors and increase in salaries and personnel-related expenses was primarily the result of the transition of most Compuware personnel to Covisint during the year ended March 31, 2013. Cost increases also include an increase of $0.7 million in stock compensation expense. We capitalized $5.7 million and $13.6 million of research and development costs during the years ended March 31, 2014 and 2013, respectively.
We decreased capitalization of our research and development costs for the year ended March 31, 2014 as compared to the same period in 2013 due to a recent change to the agile delivery methodology for Platform enhancements, which resulted in significantly shorter development cycles thereby reducing our capitalized costs. This change increased the proportion of our research and development costs expensed relative to our research and development costs incurred.
Sales and Marketing
Sales and marketing costs are presented in the table below:

	YEAR ENDED MARCH 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	%	%
	(In thousands)
Sales and marketing	$32,593	$35,250	$26,593	(8%)	33%
Percentage of total revenue	37%	36%	30%
Sales and marketing costs decreased for the year ended March 31, 2015, as compared to the same period in 2014, primarily due to a $4.0 million decrease in stock compensation expense, partially offset by a $0.7 million increase in depreciation and amortization expense. Depreciation and amortization expense in the year ended March 31, 2015 was affected by the impairment of customer relationship intangibles related to the DocSite business resulting in an increase to expense of $0.5 million.
Sales and marketing costs increased for the year ended March 31, 2014 as compared to the same period in 2013 due to a $5.2 million increase in stock compensation expense and a $2.5 million increase in salaries and personnel-related expenses.
General and Administrative
General and administrative costs are presented in the table below:

	YEAR ENDED MARCH 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	%	%
	(In thousands)
General and administrative	$17,640	$28,676	$18,315	(38%)	57%
Percentage of total revenue	20%	30%	20%

General and administrative costs decreased by $11 million for the year ended March 31, 2015, as compared to the same period in 2014. There was a decline in costs in fiscal year 2015 as a result of the company successfully building our own legal, finance and human resources functions, which was complete as of April 1, 2014. Prior to April 1, 2014 general and administrative costs included allocated expenses from Compuware, while the current fiscal year reflect general and administrative costs incurred as a stand-alone company. In addition there was a $6.5 million decrease in stock compensation expense in fiscal 2015.

General and administrative costs increased for the year ended March 31, 2014, as compared to same period in 2013, primarily due to an increase of $9.1 million increase in stock compensation expense in correlation with the Company's IPO.

CRITICAL ACCOUNTING POLICIES
Basis of Presentation
The financial statements included in Item 8 of this Annual Report do not reflect any changes that may occur in our future financing and operations. Our financial statements have been prepared in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, shareholders' equity and the disclosure of contingencies at the applicable balance sheet date and the results of operations for all periods presented. While we have based our assumptions and estimates on the facts and circumstances existing at March 31, 2015, 2014 and 2013, respectively, final amounts may differ from estimates. Note 1 of the consolidated financial statements included in this report contains a summary of our significant accounting policies.
Effective January 1, 2013, Compuware contributed substantially all of the assets and liabilities related to the Covisint business to us (the “January 2013 Contribution”). Prior to the contribution, we operated as a division within Compuware. Our financial statements reflect the assets, liabilities, revenue and expenses that were directly attributable to us as we operated within Compuware prior to January 1, 2013 and have been derived from the consolidated financial statements and accounting records of Compuware using the historical results of operations and historical basis of assets and liabilities for the Covisint operations of Compuware and as if the contribution had occurred at the commencement of Covisint operations. The historical financial results may not be indicative of the results that would have been achieved had we operated as a separate, stand-alone entity.
Prior to January 1, 2013, “group equity” was shown in lieu of shareholders' equity in our audited financial statements. All significant transactions between Compuware and the Company were included in our financial statements and were deemed settled in cash. The net effect of the settlement of these intercompany transactions is reflected in the combined and consolidated statements of cash flows as a financing activity and in the “group equity” in the combined and consolidated balance sheets. From January 1, 2013 until the IPO, Compuware provided Covisint with short-term, non-interest bearing operating cash advances. The net effect of these intercompany transactions is reflected in the statements of cash flows as financing activity and in “due to/from parent and affiliates” in the consolidated balance sheets.
Prior to fiscal 2015, our financial statements include an allocation of certain corporate expenses including costs for facilities, information technology, tax, internal audit, accounting, finance, human resources, legal and executive management functions provided by Compuware. These allocations were primarily based on headcount, revenue and space occupied as a proportion of those in all Compuware operating units. We believe the allocations are reasonable. However, the expenses allocated to us for these services are not necessarily indicative of the expense that would have been incurred if we had been a separate, independent entity and had otherwise managed these functions. Corporate expenses charged to the Company are included in the “administrative and general” line item in the statements of comprehensive loss. The increase in allocation costs in fiscal 2014 was primarily due to costs associated with establishing Covisint as an independent entity. All such costs and expenses have, prior to January 1, 2013, been deemed to have been contributed by Compuware to us in the period in which the costs were recorded. Prior to January 1, 2013, allocations of current income taxes are deemed to have been remitted, in cash, to Compuware in the period the related income taxes were recorded. In connection with the contribution, Compuware and the Company have entered into a tax sharing agreement. Pursuant to this agreement the amount of taxes to be paid by us were determined, subject to certain adjustments, as if we and each of our subsidiaries included in such Consolidated Group or Combined Group filed our own consolidated, combined, unitary or separate tax return. We reimbursed Compuware, or were reimbursed by Compuware, for intercompany transactions subsequent to January 1, 2013 through the October 2014 Distribution. These costs and expenses have been deemed advances and have been recorded within the due from or due to parent and affiliates balance within the balance sheets.
JOBS Act
On April 5, 2012, the Jumpstart Our Business Startups ("JOBS") Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” As an “emerging growth company,” we are electing to not take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to not take advantage of the extended transition period for complying with new or revised accounting standards is irrevocable. In addition, we are in the process of evaluating the benefits of relying on the other exemptions and reduced reporting requirements provided by the JOBS Act.
Subject to certain conditions set forth in the JOBS Act, if as an “emerging growth company” we choose to rely on such exemptions, we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Act, (3) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board ("PCAOB") regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and our audited financial statements (auditor discussion and analysis) and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we no longer meet the requirements of being an “emerging growth company,” upon the earlier of (i) the first fiscal year after our annual gross revenues are $1 billion or more, (ii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, and (iii) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act.
Revenue Recognition
We derive revenue through contracts under which we provide customers services including access to and support of our Platform and services related to implementation, solution deployment and on-boarding. The arrangements do not provide customers the right to take possession of the software at any time, nor do the arrangements contain rights of return. In order for a transaction to be eligible for revenue recognition, the following revenue criteria must be met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is reasonably assured.
Signed agreements and binding purchase orders are used as evidence of an arrangement. For customers where a purchase order is used as evidence of an arrangement, master terms and conditions exist that govern such arrangements. We assess likelihood of cash collectibility based on a number of factors including past collection history with the customer. If we determine that collectibility is not reasonably assured, we defer the revenue until collectibility becomes reasonably assured, generally upon receipt of cash. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Customers typically have the right to terminate their agreement if we fail to perform.
Our contracts may include subscription fees for ongoing PaaS operations and a project (services) fee. For subscription arrangements that contain multiple elements, in accordance with Accounting Standards Codification ("ASC") Section 605 “Revenue Recognition,” the arrangement consideration is allocated based on relative selling price using the following hierarchy: vendor specific objective evidence ("VSOE"), which represents the price when sold separately, if available; third-party evidence if VSOE is not available; or estimated selling price if neither VSOE nor third-party evidence is available. We are currently unable to establish VSOE or third-party evidence of selling price for our deliverables. Therefore, we determine our best estimate of selling price by evaluating renewal amounts included in a contract, if any, and estimated costs to deliver each element.
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
For projects that do not have stand-alone value, the revenue is deferred and recognized over the longer of the committed term of the subscription agreement (generally one to five years) or the expected period over which the customer will receive benefit (generally five years). Services fees that have stand-alone value are recognized as delivered generally using a proportional performance methodology based on dependable estimates of hours incurred and expected hours to complete since these services are primarily performed on a fixed fee basis. Hours or costs incurred represent a reasonable surrogate for output measures of contract performance, including the presentation of deliverables to the client; therefore, hours or costs incurred are used as the basis for revenue recognition. If it is determined that costs will exceed revenue, the expected loss is recorded at the time the loss becomes apparent.
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
Sales commission costs that directly relate to revenue transactions that are deferred are recorded as “prepaid expenses and other current assets” or non-current “other assets”, as applicable, in the balance sheets and recognized as “sales and marketing” expenses in the statements of comprehensive loss over the revenue recognition period of the related transaction.

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
Capitalized Software
Capitalized software includes the costs of purchased and internally developed software products capitalized in accordance with ASC 350-40, “Internal Use Software,” and software technology purchased through acquisitions and is stated at unamortized cost. In fiscal year 2015, we capitalized a smaller portion of our research and development costs as compared to prior periods as a result of a change to the agile delivery methodology for our Platform enhancements, which is expected to result in significantly shorter development cycles thereby reducing our capitalized costs.
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

Given the decline in our stock price during the year ended March 31, 2015, the Company further evaluated whether or not it was more-likely-than-not that goodwill was impaired during the quarter ended December 31, 2014 and again for the year ended March 31, 2015. We have one reporting unit and thus all goodwill is evaluated for impairment at the consolidated Company level. After considering the minimum effect of a control premium, the fair value exceeded the carrying value by 12% as of March 31, 2015. The analysis considered comparable premiums paid in controlling interests acquisitions of the equities of public companies operating in the software and service industries during the three-year period ending as of the testing date and concluded that the low end and median guideline range of 15-35% control premium was reasonable. The Company concluded there was no impairment of goodwill during the year ended March 31, 2015.
Income Taxes
Income taxes are presented on a separate return basis. Prior to January 1, 2013, the Covisint results of operations were included in the consolidated, combined, unitary or separate income tax returns of Compuware. Income tax expense, deferred tax assets and liabilities and reserves for uncertain tax positions reflect management’s best assessment of estimated future taxes to be paid. Following the October 2014 Distribution, Covisint ceased to be a member of the Compuware tax group. Compuware and Covisint made a joint election to treat the distribution as taxable to Compuware and at the same time increase Covisint’s tax basis in its assets to fair market value. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
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
The calculation of our tax liabilities involves evaluating uncertainties in the application of complex tax laws and regulations in a variety of jurisdictions across our global operations.
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
Compuware Corporation Stock Compensation

Under the Amended and Restated Employee Benefits Agreement between the Company and Compuware, Covisint recorded compensation expense for the Compuware stock compensation granted Covisint employees, including the stock options in Compuware’s common stock. Compuware calculated the fair value of its stock option awards using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected term, risk-free interest rates and dividend yields. The expected volatility assumption was based on historical volatility of Compuware’s common stock over the most recent period commensurate with the expected life of the stock option granted. Compuware used historical volatility because its management believes such volatility is representative of prospective trends. The risk-free interest rate assumption was based upon observed interest rates appropriate for the expected life of the stock option awarded.

As of the October 2014 Distribution, all Covisint employees ceased to be members of the Compuware group, thereby triggering the termination provisions of their stock option and restricted stock unit awards.
The following was the average fair value per share of Compuware stock compensation awards estimated on the date of grant and the assumptions used for each option granted to Compuware employees, including those providing services to Covisint, during the years ended March 31, 2014 and 2013. No options were granted for the year ended March 31, 2015.

	YEAR ENDED MARCH 31,
	2014	2013
Expected volatility	39.11%	40.97%
Risk-free interest rate	1.67%	0.96%
Expected lives at date of grant (in years)	6.20	6.30
Weighted average fair value of the options granted	$2.63	$4.08
Dividend Yield Assumption	4.46%	0.00%

(1) In January 2013, the Compuware Board of Directors announced its intention to begin paying cash dividends totaling $0.50 per share annually, to be paid quarterly beginning in the first quarter of fiscal 2014. Prior to that, Compuware had never paid a dividend or announced any intentions to pay a dividend.

LIQUIDITY AND CAPITAL RESOURCES

Net proceeds received from the IPO were $68.4 million. This cash inflow was partially offset by the related party balance due Compuware at September 30, 2013 of $10.9 million and $0.7 million increase in cash paid for IPO costs. We used, and intend to continue to use, net proceeds, together with the cash generated from operations, to fund our current operations, implement our growth strategies, and fund capital expenditures.
In summary, our cash flows were:

	YEAR ENDED MARCH 31,
	2015	2014	2013

Combined and Consolidated Statement of Cash Flows Data:
Net cash used in operating activities	($4,695)	($8,336)	($5,202)
Net cash used in investing activities	(7,462)	(9,237)	(14,525)
Net cash provided by financing activities	12,985	66,111	20,705
Effect of exchange rate	(287)	32	(12)
Net change in cash	$541	$48,570	$966

The consolidated statements of cash flows included in this report compute net cash from operating activities using the indirect cash flow method. Therefore, non-cash adjustments and net changes in assets and liabilities (net of effects from acquisitions and currency fluctuations) are adjusted from net income to derive net cash from operating activities.

Cash Flows from Operating Activities

Cash used in operating activities decreased $3.6 million for the year ended March 31, 2015, as compared to the same period in 2014, primarily due to positive working capital fluctuations. Working capital fluctuations included accounts receivable decreasing $2.7 million and accounts payable increasing $1.3 million period over period, respectively.

Cash used in operating activities decreased for the year ended March 31, 2014, as compared to the same period in 2013, as a result of a $7.9 million increase to the our research and development costs during the year ended March 31, 2014 as compared to the same period in 2013 due to a recent change to the agile delivery methodology for Platform enhancements, which resulted in significantly shorter development cycles thereby reducing our capitalized costs. These costs were historically capitalized and recorded as cash used in investing activities.

Cash Flows from Investing Activities
Cash used in investing activities typically consists of the purchase of property and equipment associated with our infrastructure and the capitalization of software research and development costs related to expanding our cloud-based Platform.
Cash used in investing activities decreased $1.8 million for the year ended March 31, 2015, as compared with the same period in 2014, primarily due to a $2.2 million decrease in cash paid for capitalized research and development, as we no longer incur expenditures on healthcare research and development projects. This was partially offset by an increase in capital expenditures of $0.4 million.
Cash used in investing activities decreased for the year ended March 31, 2014, as compared with the same period in 2013, primarily due to a $7.9 million decrease in cash paid for capitalized research and development.

Cash Flows from Financing Activities

On October 1, 2013, we completed our IPO resulting in net proceeds of approximately $68.4 million.  Of that amount, approximately $10.9 million was used to repay short-term intercompany payables owed to our parent at the time, Compuware, which resulted from Compuware’s contribution of assets and liabilities to us as of January 31, 2013.  A portion of the IPO net proceeds, together with cash generated from our operations, has been used to fund current operations, implement our growth strategies and fund capital expenditures.  While we may pursue the acquisition of companies with complementary products and technologies that we believe will enhance our suite of offerings, we do not have agreements or commitments for any specific acquisitions at this time.
Prior to January 1, 2013, as an operating unit within Compuware, we did not maintain separate cash accounts. All cash receipts and payments were reported on a net basis as “Net investment from parent company" presented within financing activities. Since the January 2013 Contribution, all significant transactions between Compuware and us were included in the combined and consolidated financial statements and were or are expected to be settled in cash. The gross activity of these cash transactions with our parent is reflected in the combined and consolidated statements of cash flows as a financing activity presented as "Cash payments from/to parent company."
Cash provided by financing activities decreased to $13.0 million for the year ended March 31, 2015, from $66.1 million for the year ended March 31, 2014 primarily due to the net proceeds received from the IPO of $68.4 million in fiscal 2014. This reduction in cash from financing activities in fiscal year 2015 was partially offset by cash payments received from Compuware related its use of the Covisint's net operating losses. Following our separation from Compuware on October 31, 2014, Compuware will no longer reimburse us for our tax losses, as Compuware will no longer benefit from such losses. We expect cash generated from operations and the remaining net proceeds of our IPO will be sufficient to meet our working capital needs and support general corporate purposes for at least the twelve months following March 31, 2015.
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

RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

New accounting guidance that we have recently adopted, as well as accounting guidance that has been recently issued, but not yet adopted by us, is included in Note 1 of the notes to the combined and consolidated financial statements appearing in Item 8 of this Annual Report.
CONTRACTUAL OBLIGATIONS

The Company conducts its business in leased facilities which, based on the lease terms, are considered to be operating leases. In addition, the Company entered into a third-party service agreement for helpdesk services to be provided through October 31, 2017.

The following table outlines the Company’s minimum contractual obligations under the lease and service agreements as of March 31, 2015 (presented in thousands):

	Year Ending March 31,
	Total	2016		2017		2018		2019		2020	Thereafter
Leases	$8,643	$710		$1,241		$865		$848		$873	$4,106
Service Agreement	1,512	955		557		—		—		—	—
Total	10,155	1,665	1	1,798	2	865	3	848	4	873	4,106

OFF-BALANCE SHEET ARRANGEMENTS
We currently do not have any off balance sheet or non-consolidated special purpose entity arrangements as defined by the applicable SEC rules.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed primarily to market risks associated with foreign currency exchange rates. We do not use derivative financial instruments or forward foreign exchange contracts for investment, speculative or trading purposes. We believe our foreign currency risk is minimal as 86%, 86%, and 85% of our revenue was based in U.S. dollars for the years ended March 31, 2015, 2014 and 2013, respectively. In addition, we have no long-term assets or liabilities in foreign currencies. We do not have a material exposure to market risk with respect to investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Covisint Corporation
Southfield, Michigan

We have audited the accompanying consolidated balance sheets of Covisint Corporation and subsidiaries (the "Company") as of March 31, 2015 and 2014, and the related combined and consolidated statements of comprehensive loss, shareholders’ and group equity, and cash flows for each of the three years in the period ended March 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such combined and consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, prior to January 1, 2013, the accompanying combined and consolidated financial statements have been prepared from separate records maintained by Compuware Corporation and may not necessarily be indicative of the financial condition, or results of operations and cash flows that would have existed had the Company been operated as a stand-alone company during the periods presented prior to January 1, 2013.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
May 26, 2015

COVISINT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except per Share Data)

	March 31, 2015	March 31, 2014
ASSETS
CURRENT ASSETS:
Cash	$50,077	$49,536
Accounts receivable, net	15,348	21,838
Deferred tax asset, net	16	1,017
Due from parent and affiliates	—	2,813
Prepaid expenses	3,160	1,686
Other current assets	4,209	4,297
Total current assets	72,810	81,187
PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION	8,809	4,751
CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS, NET	10,646	23,040
OTHER:
Goodwill	25,385	25,385
Deferred costs	1,736	6,188
Deferred tax asset, net	1,528	131
Other assets	928	766
Total other assets	29,577	32,470
TOTAL ASSETS	$121,842	$141,448
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,703	$3,893
Accrued commissions	3,286	1,640
Deferred revenue	18,029	16,606
Accrued expenses	3,344	3,752
Deferred tax liability, net	1,597	—
Total current liabilities	33,959	25,891
DEFERRED REVENUE	3,914	11,223
ACCRUED LIABILITIES AND OTHER	2,622	56
DEFERRED TAX LIABILITY, NET	—	2,668
Total liabilities	40,495	39,838
COMMITMENTS AND CONTINGENCIES		—
SHAREHOLDERS' EQUITY:
Preferred stock, no par value - authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, no par value - authorized 50,000,000 shares; issued and outstanding 39,033,900 (37,490,500 issued and outstanding as of March 31, 2014)	—	—
Additional paid-in capital	157,004	140,569
Retained deficit	(75,633)	(38,947)
Accumulated other comprehensive income (loss)	(24)	(12)
Total shareholders' equity	81,347	101,610
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$121,842	$141,448

See notes to combined and consolidated financial statements.

COVISINT CORPORATION
COMBINED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands, Except Per Share Data)

	YEAR ENDED MARCH 31,
	2015	2014	2013
REVENUE	$88,534	$97,135	$90,732
COST OF REVENUE	66,404	56,374	47,575
GROSS PROFIT	22,130	40,761	43,157
OPERATING EXPENSES:
Research and development	10,416	12,408	3,799
Sales and marketing	32,593	35,250	26,593
General and administrative	17,640	28,676	18,315
Total operating expenses	60,649	76,334	48,707
OPERATING LOSS	(38,519)	(35,573)	(5,550)
Other Income	69	—	—
LOSS BEFORE INCOME TAX PROVISION	(38,450)	(35,573)	(5,550)
INCOME TAX PROVISION	112	85	98
NET LOSS	($38,562)	($35,658)	($5,648)
Basic and diluted loss per share	($1.01)	($1.06)	($0.19)
OTHER COMPREHENSIVE LOSS, NET OF TAX
Foreign currency translation adjustments	($12)	($9)	($3)
TAX ATTRIBUTES OF ITEMS IN OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	—	—	—
OTHER COMPREHENSIVE LOSS, NET OF TAX	(12)	(9)	(3)
COMPREHENSIVE LOSS	($38,574)	($35,667)	($5,651)

See notes to combined and consolidated financial statements.

COVISINT CORPORATION
COMBINED AND CONSOLIDATED STATEMENTS OF SHAREHOLDERS' AND GROUP EQUITY
YEAR ENDED MARCH 31, 2015, 2014, and 2013
(In Thousands, Except Share Data)

	Common Stock		Group Equity	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total Shareholders' Equity
	Shares	Amount
BALANCE AT MARCH 31, 2012	30,003,000	$—	$33,065	$—	$—	$—	$33,065
Net loss			(2,359)		(3,289)		(5,648)
Investment by Parent Company			12,881				12,881
Transfers from Parent Company				970			970
Parent contribution of stock awards			1,105	524			1,629
Foreign currency translation						(3)	(3)
Parent contribution of business operations, net			(44,692)	44,692			—
BALANCE AT MARCH 31, 2013	30,003,000	—	—	46,186	(3,289)	(3)	42,894
Net loss					(35,658)		(35,658)
Parent contribution of stock awards and related taxes, net (Note 5)				(1,589)			(1,589)
Covisint stock option expense (Note 5)				18,996			18,996
Covisint stock option exercise	127,500			332			332
Income taxes				10,322			10,322
Foreign currency translation						(9)	(9)
IPO proceeds receivable, net of offering costs	7,360,000			66,322			66,322
BALANCE AT MARCH 31, 2014	37,490,500	—	—	140,569	(38,947)	(12)	101,610
Net loss					(38,562)		(38,562)
Parent contribution of stock awards (Note 7)				127			127
Covisint stock option expense (Note 7)				6,105			6,105
Covisint stock option exercise	1,543,400			2,865			2,865
Income tax items (Note 5)				7,338	1,876		9,214
Foreign currency translation						(12)	(12)
BALANCE AT MARCH 31, 2015	39,033,900	$—	$—	$157,004	($75,633)	($24)	$81,347

See notes to combined and consolidated financial statements.

COVISINT CORPORATION
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	YEAR ENDED MARCH 31,
	2015	2014	2013
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	($38,562)	($35,658)	($5,648)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	9,574	8,678	6,617
Capitalized software and other intangible asset impairment	8,751	—	—
Deferred income taxes	11	4	(613)
Stock award compensation	6,232	17,475	1,629
Other	307	—	60
Net change in assets and liabilities:
Accounts receivable	6,377	3,618	(4,676)
Other assets	3,306	3,414	3,386
Accounts payable and accrued expenses (1)	4,919	1,543	881
Deferred revenue	(5,610)	(7,410)	(6,838)
Net cash used in operating activities	(4,695)	(8,336)	(5,202)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of:
Property and equipment (1)	(3,953)	(3,541)	(946)
Capitalized software	(3,509)	(5,696)	(13,579)
Net cash used in investing activities	(7,462)	(9,237)	(14,525)
CASH FLOWS PROVIDED BY FINANCING ACTIVITES:
Net investment from parent company	—	—	12,881
Cash payments from parent company	23,999	65,746	29,135
Cash payments to parent company	(13,879)	(67,003)	(20,597)
Proceeds from initial public offering	—	68,448	—
Initial public offering costs, net	—	(1,412)	(714)
Net proceeds from exercise of stock awards	2,865	332	—
Net cash provided by financing activities	12,985	66,111	20,705
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(287)	32	(12)
NET CHANGE IN CASH	541	48,570	966
CASH AT BEGINNING OF YEAR	49,536	966	—
CASH AT END OF YEAR	$50,077	$49,536	$966

(1)
Accounts payable and accrued expenses as of March 31, 2015 includes $3.0 million associated with purchases of property and equipment, which are non-cash acquisitions of fixed assets as of March 31, 2015.

See notes to combined and consolidated financial statements.

COVISINT CORPORATION
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Covisint Corporation (the “Company”, “Covisint”, “we”, “our” and “us”) provides an open, developer friendly, enterprise class cloud Platform (“Platform”) enabling organizations to build solutions that quickly and securely identify, authenticate and connect users, devices, applications and information. Our Platform has been successfully operating globally on an enterprise scale for over 12 years, and is the technology behind innovative industry solutions such as Hyundai's Blue LinkTM and Cisco's Services Exchange PlatformTM.
Basis of Presentation
The accompanying combined and consolidated financial statements (“financial statements”) include the accounts of Covisint Corporation, a Michigan corporation, and the Covisint segment of Compuware Corporation ("Compuware" or "Parent") (combined operations are referred to as the “Company” or “Covisint”). Effective January 1, 2013, Compuware contributed substantially all of the assets and liabilities of the Covisint segment to Covisint Corporation (“January 2013 Contribution”). The financial statements reflect the assets, liabilities, revenues and expenses that were directly attributable to the Company as it operated within Compuware prior to the January 2013 Contribution, and they have been derived from the consolidated financial statements and accounting records of Compuware using the historical results of operations and historical basis of assets and liabilities for the Covisint operations of Compuware. The historical financial results may not be indicative of the results that would have been achieved had Covisint operated as a separate, stand-alone entity. These financial statements, prior to the January 2013 Contribution, were prepared on a combined basis because the operations were under common control.

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, shareholders’ equity and the disclosure of contingencies at March 31, 2015 and 2014 and the results of operations for the years ended March 31, 2015, 2014 and 2013. While management has based their assumptions and estimates on the facts and circumstances existing at March 31, 2015, final amounts may differ from estimates.
In September 2013, the Company completed its initial public offering (“IPO”) in which it issued and sold 7.4 million shares of its common stock at a public offering price of $10.00 per share. The Company received net proceeds of $68.4 million after deducting underwriting discounts and commissions of $5.2 million.

Prior to the January 2013 Contribution, “group equity” was shown in lieu of shareholders' equity in the combined and consolidated financial statements. All significant transactions between Compuware and the Company were included in the combined and consolidated financial statements and were deemed settled in cash. The net effect of the settlement of these intercompany transactions is reflected in the combined and consolidated statements of cash flows as a financing activity and in the “group equity” in the combined and consolidated balance sheets. From the January 2013 Contribution to the IPO, Compuware provided Covisint with short-term, non-interest bearing operating cash advances. The net effect of these intercompany transactions is reflected in the combined and consolidated statements of cash flows as financing activity and in “due to/from Parent and affiliates” in the consolidated balance sheets.
Prior to fiscal 2015, the financial statements included an allocation of certain corporate expenses including costs for facilities, information technology, tax, internal audit, accounting, finance, human resources, legal and executive management functions provided to the Company by Compuware. These allocations were primarily based on headcount, revenue and space occupied as a proportion of those in all Compuware operating units. Management believes the allocations are reasonable. However, the expenses allocated to the Company for these services are not necessarily indicative of the expense that would have been incurred if the Company had been a separate, independent entity and had otherwise managed these functions. Corporate expenses charged to the Company by Compuware totaled $0 million, $10.6 million and $10.8 million for the years ended March 31, 2015, 2014 and 2013, respectively. Through December 31, 2012, such costs and expenses were deemed to have been contributed by Compuware to Covisint in the period in which the costs were recorded. Since January 1, 2013, these expenses have been included in the net amount due to parent and affiliates.
On October 31, 2014, Covisint ceased being a subsidiary of Compuware Corporation as a result of Compuware's distribution of its holdings of Covisint common stock to Compuware shareholders ("the October 2014 Distribution").

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
The Company’s contracts may include a subscription fee for ongoing PaaS operations and project (services) fees. For subscription arrangements that contain multiple elements, in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” the arrangement consideration is allocated based on relative selling price using the following hierarchy: vendor specific objective evidence (“VSOE” which represents the price when sold separately) if available; third-party evidence if VSOE is not available; or estimated selling price if neither VSOE nor third-party evidence is available. The Company is currently unable to establish VSOE or third-party evidence of selling price for its deliverables. Therefore, the Company determines its best estimate of selling price by evaluating renewal amounts included in a contract, if any, and estimated costs to deliver each element.
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
Deferred Costs
Deferred costs consist of the incremental direct personnel and outside contractor costs incurred in delivering implementation and solutions deployment services that do not have stand-alone value. Revenue from these services, as described above, is deferred and recognized over the longer of the committed term of the subscription agreement or the expected period over which the customer will receive benefit. Therefore, the costs are recognized over the same period as the associated revenue. In the event a customer contract with deferred cost is terminated, the Company recognizes the remainder of the amount recorded in deferred cost attributable to the terminated contract.
Sales commission costs that directly relate to revenue transactions that are deferred are recorded as “prepaid expenses and other current assets” or non-current “other assets” as applicable in the condensed and consolidated balance sheets and recognized as “sales and marketing” expenses in the financial statements over the revenue recognition period of the related transaction.
Deferred Revenue
Deferred revenue consists of the billed but unearned portion of existing contracts for subscription and services provided and is recognized as services are delivered or over the expected period during which the customer will receive benefit. The Company generally invoices its customers’ subscription fees in annual, quarterly or monthly installments. Contractual time periods often exceed the invoicing period and accordingly, the deferred revenue balance does not represent the total contract value of committed subscription agreements. The portion of deferred revenue that the Company anticipates will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as non-current deferred revenue. The Company has generally received payment for the services for which the revenue has been deferred. Deferred revenue also includes contracts for which we have a contractually executed agreement and have invoiced the customer under the terms of the executed agreement but have not met all the revenue recognition criteria and/or have concluded that revenue should be recognized on cash basis, as collectibility of the invoiced amounts is not reasonably assured. In the event a customer contract with deferred revenue is terminated, the Company recognizes the remainder of the amount recorded in deferred revenue attributable to the terminated contract.
Collection and Remittance of Taxes
The Company records the collection of taxes from customers and the remittance of these taxes to governmental authorities on a net basis in its financial statements.
Cash and Cash Equivalents
The Company considers all investments with an original maturity of three months or less to be cash equivalents.
Cost of Revenue
Consists of compensation and related expenses for infrastructure and operations staff, payments to outside service providers, data center costs related to hosting the Company’s software and amortization and impairment of capitalized software.
Allowance for Doubtful Accounts
The Company considers historical loss experience, including the need to adjust for current conditions, the aging of outstanding accounts receivable and information available related to specific customers when estimating the allowance for doubtful accounts. The allowance is reviewed and adjusted based on the Company’s best estimates of collectibility.
The following table summarizes the allowance for doubtful accounts and changes to the allowance during the years ended March 31, 2015, 2014 and 2013 (in thousands):

Allowance for Doubtful Accounts:	Balance at Beginning of Period	Charged to Income	Accounts Charged Against the Allowance	Balance at End of Period
Year ended March 31, 2015	$164	$7	$101	$70
Year ended March 31, 2014	$58	$108	$2	$164
Year ended March 31, 2013	$97	$0	$39	$58

Property and Equipment
Property and equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, which are generally estimated to be three to ten years for furniture and fixtures, computer equipment and software. Leasehold improvements are amortized over the term of the lease.
Capitalized Software
Includes the costs of purchased and internally developed software products capitalized in accordance with ASC 350-40, “Internal Use Software” and software technology purchased through acquisitions and is stated at unamortized cost. Net purchased software included in capitalized software was $0.2 million and $0.6 million as of March 31, 2015 and 2014, respectively.
Capitalized and purchased software costs are amortized on a straight line basis over the expected useful life of the software, which is generally five years. Amortization begins when the software technology is ready for its intended use. Amortization expense was $6.8 million, $6.8 million and $4.9 million for the years ended March 31, 2015, 2014 and 2013, respectively. Amortization expenses are included in “cost of revenue” in the financial statements.
For development costs related to the Company’s PaaS offering, the Company follows the guidance set forth in ASC 350-40 which requires companies to capitalize qualifying computer software development costs, which are incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Research and development costs include primarily the cost of programming personnel and amounted to $13.9 million, $18.1 million and $17.4 million for the years ended March 31, 2015, 2014 and 2013, respectively, of which $3.5 million, $5.7 million and $13.6 million respectively was capitalized as internally-developed software technology.
Capitalized research and development and capitalized software costs are reviewed for impairment when events and circumstances indicate such asset may be impaired. If estimated future undiscounted cash flows are not sufficient to recover the carrying value of the capitalized research and development, an impairment charge is recorded in the amount by which the present value of future cash flows is less than the carrying value of these assets. Cost of revenue expense for the year ended March 31, 2015 included an impairment charge of $8.3 million related to software costs for healthcare specific projects resulting from the Company's decision in fiscal 2015 to exit the healthcare application business (see Note 3 for further information).
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

The Company's goodwill balance as of March 31, 2015 was $25.4 million. The Company concluded there was no impairment of goodwill during the year ended March 31, 2015.

Sales and marketing expenses for the year ended March 31, 2015, included a $0.5 million impairment of customer relationship intangibles related to DocSite, as the intangibles specifically related to healthcare customer relationships.
Income Taxes
The Covisint business was operated as a division of Compuware prior to the January 2013 Contribution. As a member of Compuware’s consolidated group (“Consolidated Group”), the Company’s operations were included in the Consolidated Group for tax periods or portions thereof commencing after the January 2013 Contribution through the October 2014 Distribution.
Income taxes are presented herein on a separate return basis even though the Company’s results of operations have historically been included in the consolidated, combined, unitary or separate income tax returns of Compuware until the October 2014 Distribution. The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax bases of assets and liabilities and net operating losses and tax credits using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.
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
Certain net operating losses ("NOL") and tax credits generated by the Company prior to the date of our spin-off from Compuware have been utilized by our former parent, Compuware, and are not available to reduce future taxable income of Covisint. Therefore, the deferred tax assets presented above do not include the NOL or tax credits generated by Covisint and utilized by Compuware. In as much as Compuware has paid cash for these NOL and tax credits, the Company has already realized the economic benefit. Covisint has received the economic benefit of these NOL and tax credits through a reduction of the due to parent and affiliates (for the amount of benefit realized by Compuware) which is reported as an equity contribution from Compuware to Covisint in the accompanying balance sheets and a cash flow from financing activities in the accompany cash flow statements. Following the Company's spin-off from Compuware on October 31, 2014, Compuware will no longer receive the tax benefit of these NOLs and tax credits, and, therefore, will no longer compensate the Company for these items.
Interest and penalties related to uncertain tax positions are included in the income tax expense.
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
The following is the average fair value per share of Compuware stock compensation awards estimated on the date of grant and the assumptions used for each option granted to Compuware employees, including those providing services to Covisint, during the years ended March 31, 2014 and 2013. No grants of Compuware stock compensation were awarded to Covisint employees for the year ended March 31, 2015.

	YEAR ENDED MARCH 31,
	2014	2013
Expected volatility	39.11%	40.97%
Risk-free interest rate	1.67%	0.96%
Expected lives at date of grant (in years)	6.20	6.30
Weighted average fair value of the options granted	$2.63	$4.08
Dividend Yield Assumption (1)	4.46%	0.00%
(1) In January 2013, the Compuware Board of Directors announced its intention to begin paying cash dividends totaling $0.50 per share annually, to be paid quarterly beginning in the first quarter of fiscal 2014. Prior to that, Compuware had never paid a dividend or announced any intentions to pay a dividend.
Covisint Corporation Stock Compensation Awards
Covisint calculates the fair value of stock option awards granted using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected term, risk-free interest rates and dividend yields. Despite the Company's IPO in September 2013, the Company does not yet have historical stock price data covering a historical period commensurate with the expected life of stock options granted. Therefore, the expected volatility assumption is based on an average of the historical volatility of comparable companies (“peer group companies”). The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the stock option awarded. The expected life of the stock option is based on management’s best estimates considering the terms of the options granted. Dividend yields have not been a factor in determining fair value of stock options granted as Covisint has never issued cash dividends and does not anticipate issuing cash dividends in the future.
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

Assumptions used in measuring Covisint options granted, and the weighted average fair value of options granted, in fiscal 2015, 2014 and 2013 were:

	YEAR ENDED MARCH 31,
	2015	2014	2013
Expected volatility	46.12%	49.99%	53.64%
Risk-free interest rate	2.05%	1.85%	1.02%
Expected lives at date of grant (in years)	6.14	6.01	5.60
Weighted average fair value of the options granted	$1.89	$5.86	$4.47

Business Segments— The Company operates in a single reportable segment. Sales are heavily weighted toward North American automotive companies.
Significant Customers – A single customer, in the automotive industry, comprised 30 percent, 26 percent and 33 percent of total revenue during the years ended March 31, 2015, 2014 and 2013, respectively. The same automotive customer comprised 21 percent and 18 percent of outstanding accounts receivable as of March 31, 2015 and 2014, respectively. A second customer, which was a reseller to customers in the healthcare industry, comprised 6 percent, 12 percent, and 12 percent of total revenue during the years ended March 31, 2015, 2014 and 2013, respectively, and less than 10 percent of outstanding accounts receivables for the year ended March 31, 2015 and for all prior years. The reseller arrangement with this customer was terminated in fiscal 2015.
Geographical Information— Financial information regarding geographic operations is presented in the table below (in thousands):

	YEAR ENDED MARCH 31,
	2015	2014	2013
Revenue:
United States	$75,919	$83,308	$77,499
International operations	12,615	13,827	13,233
Total	$88,534	$97,135	$90,732

	YEAR ENDED MARCH 31,
Long-lived assets:	2015	2014
United States	$43,573	$51,552
International operations	909	505
Total	$44,482	$52,057

Long-lived assets are comprised of property, plant and equipment, goodwill and capitalized software.
Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," a new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that revenue should be recognized as goods or services are transferred to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted, although the FASB is currently considering a one year deferral of the effective date of this ASU. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company is currently evaluating the impact of adopting this guidance.

2.     PROPERTY AND EQUIPMENT

Property and equipment, summarized by major classification, is as follows (in thousands):

	MARCH 31,
	2015	2014
Computer equipment and software	$18,877	$14,368
Furniture and fixtures	687	641
Leasehold improvements	1,323	—
	$20,887	$15,009
Less accumulated depreciation and amortization	12,078	10,258
Net property and equipment	$8,809	$4,751

Depreciation of property and equipment totaled $2.7 million, $1.6 million and $1.2 million for the years ended March 31, 2015, 2014 and 2013, respectively. The company recorded a loss on disposal of fixed assets for the year ended March 31, 2015 of $0.3 million which is recorded within sales and marketing expense.

Operating Leases

The Company conducts its business in leased facilities which based on the lease terms are considered to be operating leases. The following table outlines the Company’s minimum contractual lease obligations under the lease agreements as of March 31, 2015 (presented in thousands):

	Year Ending March 31,
	Total	2016	2017	2018	2019	2020	Thereafter
Leases	$8,643	$710	$1,241	$865	$848	$873	$4,106

3.        GOODWILL, CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS
The components of the Company’s intangible assets are as follows (in thousands):

	MARCH 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks(1)	$358		$358
Amortizing intangible assets:
Capitalized software(2)	$34,340	($24,052)	$10,288
Customer relationship agreements(3)	2,585	(2,585)	—
Trademarks(4)	80	(80)	—
Total amortizing intangible assets	$37,005	($26,717)	$10,288

	MARCH 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks(1)	$358		$358
Amortizing intangible assets:
Capitalized software(2)	$48,989	($27,067)	$21,922
Customer relationship agreements(3)	4,715	(3,955)	760
Trademarks(4)	340	(340)	—
Total amortizing intangible assets	$54,044	($31,362)	$22,682
_____________________________________________________

(1)	The Covisint trademarks were acquired by Compuware in an acquisition in March 2004. These trademarks are deemed to have an indefinite life and therefore are not being amortized.

(2)	Amortization of capitalized software is included in “cost of revenue” in the financial statements. Capitalized software is generally amortized over five years.

(3)
Amortization of customer relationship agreements is included in “sales and marketing” in the financial statements. Customer relationship agreements were acquired as part of acquisitions and are fully amortized as of March 31, 2015.

(4)	Amortization of trademarks is included in “general and administrative” in the financial statements. Trademarks were acquired as part of acquisitions and are fully amortized as of March 31, 2015.

Amortization of intangible assets was $7.2 million, $7.1 million and $5.4 million for the years ended March 31, 2015, 2014, and 2013, respectively. Estimated future amortization, based on recorded intangible assets at March 31, 2015, is expected to be as follows (in thousands):

	AT MARCH 31, 2015 FOR THE YEAR ENDING MARCH 31,
	2016	2017	2018	2019	2020
Capitalized software	$3,395	$3,014	$2,316	$966	$597
Total	$3,395	$3,014	$2,316	$966	$597

Impairment Evaluation

The Company evaluated its goodwill and other indefinite-lived intangible assets for impairments as of March 31, 2015 and 2014. For the year ended March 31, 2015 the company evaluated its capitalized software and other amortized intangibles for impairment and recorded an impairment of $8.3 million related to capitalized software related to healthcare specific projects and $0.5 million of impairment expense related to healthcare customer relationships. Specific to capitalized software and the customer relationships, the Company first evaluated undiscounted cash flows associated with the asset groups, and concluded that the carrying value of the assets was not recoverable from projected future undiscounted cash flows. In measuring the impairment, the Company performed a discounted cash flow analysis, and determined that the fair value of these assets was zero, and, therefore, the assets were fully impaired as of March 31, 2015. The fair value measurements were prepared using level 3 fair value inputs. There was no capitalized software or other amortized intangible asset impairment recorded during fiscal years 2014 or 2013. There was no goodwill or other indefinite-lived intangible impairments recorded during any year presented within the financial statements.
.
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
EPS data were computed as follows (in thousands, except for per share data):

	YEAR ENDED MARCH 31,
	2015	2014	2013
Basic loss per share:
Numerator: Net loss	($38,562)	($35,658)	($5,648)
Denominator:
Weighted-average common shares outstanding	38,217	33,774	30,003
Basic loss per share	($1.01)	($1.06)	($0.19)
Diluted loss per share:
Numerator: Net loss	($38,562)	($35,658)	($5,648)
Denominator:
Weighted-average common shares outstanding	38,217	33,774	30,003
Dilutive effect of stock awards	—	—	—
Total shares	38,217	33,774	30,003
Diluted loss per share	($1.01)	($1.06)	($0.19)

Stock awards to purchase approximately 4,774,000, 4,350,000 and 3,630,000 shares for the years ended March 31, 2015, 2014 and 2013 respectively, were excluded from the diluted EPS calculation because they were anti-dilutive.

5.     INCOME TAXES
From the January 2013 Contribution until the Covisint business was operated as a division of Compuware. As a member of the Compuware Consolidated Group, the Company’s operations were included in the Consolidated Group for tax periods or portions thereof commencing after the January 2013 Contribution. Following the October 2014 Distribution, Covisint became its own separate group for tax purposes, and will file separate stand-alone tax returns.
Prior to the October 2014 Distribution, taxable income and/or loss generated by the Company was included in the consolidated, combined, or unitary income tax returns of Compuware. Income taxes prior to the October 2014 Distribution in the accompanying financial statements have been allocated as if the Covisint business were held in a separate corporation which filed separate income tax returns. The Company believes these assumptions underlying its allocation of income taxes on a separate return basis were reasonable. However, the amounts allocated for income taxes prior to the October 2014 Distribution in the accompanying financial statements are not necessarily indicative of the actual amount of income taxes that would have been recorded had Covisint been a separate stand-alone tax paying entity. Following the October 2014 Distribution the Company will file its own tax returns separate from Compuware.
Income tax provision

(Loss) before income tax provision includes the following (in thousands):

	YEAR ENDED MARCH 31,
	2015	2014	2013
(Loss) before income tax provision:
U.S.	($38,586)	($35,961)	($5,853)
Foreign	136	388	303
Total (loss) before income tax provision	($38,450)	($35,573)	($5,550)

	YEAR ENDED MARCH 31,
	2015	2014	2013
Income tax provision:
Current:
U.S. Federal	$—	$—	$—
Foreign	17	86	97
U.S. State	—	—	—
Total current tax provision	$17	$86	$97

Deferred:
U.S. Federal	$—	$—	$—
Foreign	95	(1)	1
U.S. State	—	—	—
Total deferred tax provision (benefit)	$95	($1)	$1

Total income tax provision	$112	$85	$98

The Company’s income tax provision differed from the amount computed on pre-tax income at the U.S. federal income tax rate of 35 percent for the following reasons (in thousands):

	YEAR ENDED MARCH 31,
	2015	2014	2013
Federal income tax at statutory rates	($13,458)	($12,451)	($1,942)
Increase (decrease) in taxes:
State income taxes, net	(1,675)	(1,314)	(213)
Foreign tax rate differential	(24)	(37)	(26)
Taxes relating to foreign operations	102	26	(19)
Tax credits	—	(483)	(1,389)
Valuation allowance (1)	12,958	14,355	3,771
Share based compensation	2,303	—	—
Non-deductible expenses, net	72	(11)	—
Other, net	(166)	—	(84)
Income tax provision (benefit)	$112	$85	$98

(1)
Prior to the October 2014 Distribution, the valuation allowance represented losses and tax credits not benefited for operating losses and tax credits generated by the Company that were not benefited. These losses and credits are not included in the tabular presentation of deferred tax assets as they have been utilized by Compuware and will not provide future economic benefits to Covisint.

Deferred tax assets and liabilities

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2015	2014
Deferred tax assets:
Deferred revenue	$3,455	$5,660
Intangible assets	9,152	1,827
Fixed assets	69	—
Accrued expenses	640	708
Stock-based compensation	5,914	7,612
Net operating loss and other tax credit carryforwards	7,878	153
Other	130	280
Total deferred tax assets before valuation allowance	27,238	16,240
Less: valuation allowance	20,470	4,389
Net deferred tax assets	$6,768	$11,851

Deferred tax liabilities:
Intangible assets	—	1,489
Capitalized research and development costs	5,509	10,911
Fixed Assets	—	745
Other	1,312	226
Total deferred tax liabilities	6,821	13,371

Net deferred tax (liabilities)	($53)	($1,520)

Current deferred tax assets	$—	$1,017
Current deferred tax liabilities	(1,581)	—
Long-term deferred tax assets	1,528	131
Long-term deferred tax liabilities	—	(2,668)
Net deferred tax liabilities	($53)	($1,520)
.Prior to the October 2014 Distribution, net operating losses ("NOL") and tax credits generated by the Company were substantially utilized by the Company’s former parent, Compuware, and are not available to reduce future taxable income of Covisint. Therefore, the deferred tax assets presented above do not include the NOL or tax credits generated by Covisint and utilized by Compuware before the October 2014 Distribution. In as much as Compuware has paid cash for these NOL and tax credits prior to October 31, 2014, the Company has already realized the economic benefit. Covisint has received the economic benefit of these pre-distribution NOL and tax credits through a reduction of the due to parent and affiliates (for the amount of benefit realized by Compuware) which is reported as an equity contribution from Compuware to Covisint in the accompanying balance sheets. For periods following the October 2014 Distribution, any NOL’s and tax credits generated would be available to offset future taxable income.
As a result of the Distribution from our former parent Compuware, the spinoff was deemed taxable to Compuware. Through a tax sharing agreement between Compuware and Covisint, Compuware has agreed to bear any tax costs associated with the spinoff. Also, Covisint and Compuware have agreed to make an election under §336(e) of the Internal Revenue Code that results in a step-up in the tax basis of our assets to fair market value. The actual benefit that Covisint will realize depends on multiple things, including generating taxable income over time to fully utilize deductions associated with any increased tax basis from the election. The step up in tax basis is primarily associated with goodwill that will be deducted over the 15 years for tax purposes.
ASC 740, Income Taxes, provides for the recognition of deferred tax assets only when realization is more likely than not. In assessing the valuation allowance, the Company considers all available positive and negative evidence, including historical financial results and forecasted financial results. As a result of the Company’s analysis, it has been determined that it is more likely than not the Company will not realize the benefits of its deferred tax assets in the U.S., thus reducing the carrying value of the above deferred tax assets. The deferred tax asset "Net operating loss and other tax credit carryforwards" represents only those amounts that have been generated by Covisint following the October 2014 Distribution, and are not available to be included in the taxable results of Compuware.

These financial statements reflect the position of the Company as not permanently reinvesting any earnings in its foreign subsidiaries and recognizing all deferred tax liabilities that arise from outside basis differences in its investments in subsidiaries.

At March 31, 2015, the Company had NOL’s and tax credit carryforwards for income tax purposes of $7.9 million which expire in the tax years as follows (in thousands):

	March 31, 2015
	Balance	Expiration
U.S. federal net operating losses	$6,731	2035
U.S. state net operating losses	$1,142	2018-2035
U.S. state tax credit carryforwards	5	2028-2029
Total	$7,878
Uncertain tax positions
The amount of gross unrecognized tax benefits ("UTBs") was $0, $0.4 million and $0 as of March 31, 2015, 2014 and 2013, respectively, all of which, net of federal benefit, would favorably affect the Company’s effective tax rate if recognized in future periods.
The following is a tabular reconciliation of the total amounts of UTBs for the years ended March 31, 2015, 2014 and 2013 (in thousands):

	March 31,
	2015	2014	2013
Gross unrecognized tax benefit for beginning of period	$354	$—	$475
Gross increases to tax positions for prior periods	—	—	—
Gross decreases to tax positions for prior periods	(354)	—	(475)
Gross increases to tax positions for current period	—	354	—
Settlements	—	—	—
Gross unrecognized tax benefit for period ended	$—	$354	$—
The Company recognizes interest and penalties related to UTBs within the income tax expense line in the accompanying consolidated statement of operations. As of March 31, 2015, no interest and penalties were accrued.
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
In connection with the January 2013 Contribution, Compuware and the Company have entered into a tax sharing agreement. Pursuant to this agreement, the Company and Compuware generally made payments to each other such that, with respect to tax returns for any taxable period in which the Company or any of the Company’s subsidiaries are included in the Consolidated Group or any Combined Group, the amount of taxes to be paid by the Company will be determined, subject to certain adjustments, as if the Company and each of its subsidiaries included in such Consolidated Group or Combined Group filed the Company’s own consolidated, combined, unitary or separate tax return. Each member of a consolidated group during any part of a consolidated return year is severally liable for tax on the consolidated return of such year and for any subsequently determined deficiency thereon. Similarly, in some jurisdictions, each member of a consolidated, combined or unitary group for state, local or foreign tax purposes is jointly and severally liable for the state, local or foreign tax liability of each other member of the consolidated, combined or unitary group. Accordingly, for any period in which it is included in the Consolidated Group or any Combined Group, the Company could be liable in the event that any income or other tax liability was incurred, but not discharged, by any other member of any such group even if the Company is no longer a member of such Consolidated Group or Combined Group. Compuware has paid through a reduction in the amount due to Compuware $7.2 million and $9.1 million for tax loss and credit benefits provided by the Company to the Consolidated Group for the years ended March 31, 2015 and 2014, respectively. For the year ended March 31, 2015, Covisint was a member of the Consolidated Group only until the October 2014 Distribution. Following the October 2014 Distribution, the tax sharing agreement benefits provided to the Company will generally and prospectively cease.

Cash paid for income taxes
Cash paid by the Company for income taxes was $28,000 and $0 for the years ended March 31, 2015 and 2014, respectively.
6.        COMMITMENTS AND CONTINGENCIES
Contractual Obligations

During fiscal 2015, the Company entered into a third-party service agreement for helpdesk services to be provided through October 31, 2017.

The following tables summarize our payments under contractual obligations as of March 31, 2015 (in thousands):

	Year Ending March 31,
	Total	2016	2017
Service Agreement	1,512	955	557
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

Beginning on May 30, 2014, two putative class actions were filed in the U.S. District Court for the Southern District of New York against the Company, directors and certain officers at the time of the Company's initial public offering ("IPO") alleging violation of securities laws in connection with the Company's IPO and seeking unspecified damages. On August 15, 2014, the cases were consolidated with Charles Rankin appointed lead plaintiff. On October 14, 2014, the lead plaintiff filed a consolidated class action complaint (the “Complaint”) alleging violations of Regulation S-K and Sections 11 and 15 of the Securities Act. The Complaint alleges, among other things that the IPO’s registration statement contained (1) untrue statements and omissions of material facts related to the Company’s projected revenues for fiscal 2014, (2) materially inaccurate statements regarding the Company’s revenue recognition policy, and (3) omissions of known trends, uncertainties and significant risk factors as required to be disclosed by Regulation S-K. The Company has filed a motion to dismiss the Complaint. We believe the Complaint is without merit, and we intend to vigorously defend it. The Company currently has no other outstanding material litigation.
7.        BENEFIT PLANS
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
Effective April 8, 2014, the Company effectively transitioned all Covisint employees from the Compuware 401(k) program to a newly established Covisint 401(k) program. All balances were transferred to the new plan. Under the new plan, the Company matches 33 percent of employees’ 401(k) contributions up to 2 percent of eligible earnings. Matching contributions vest 100 percent when an employee reaches one year of service. For the year ended March 31, 2015, the Company expensed $0.5 million related to this program.
Compuware Stock-Based Compensation Plans
Compuware Stock Option Activity
A summary of option activity for Covisint employees under Compuware’s stock-based compensation plans as of March 31, 2015, and changes during the year then ended is presented below. Due to the spin-off of Covisint from Compuware, all Compuware options held by Covisint employees had to be exercised or they would be terminated 30 days after the completion of the spin-off. All vested options were exercised. All non-vested Compuware options terminated in the third quarter of fiscal 2015.
Shares and intrinsic value are presented in thousands.

	YEAR ENDED MARCH 31, 2015
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of April 1, 2014	472	$9.23
Granted	—
Exercised	(301)	$8.28		$627
Forfeited/Cancelled	(171)
Options outstanding as of March 31, 2015	—	$—
Options vested and expected to vest, net of estimated forfeitures, as of March 31, 2015	—	$—
Options exercisable as of March 31, 2015	—	$—
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
Compuware Restricted Stock Units

Due to the spin-off of Covisint from Compuware, all non-vested Compuware restricted stock units ("RSU's") terminated on October 31, 2014. A summary of non-vested RSUs activity for Covisint employees and directors under the Compuware Long-Term Incentive Plan ("LTIP") for the year ended March 31, 2015, is presented below.
Shares and intrinsic value are presented in thousands.

	YEAR ENDED MARCH 31, 2015
	Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Non-vested RSU outstanding at April 1, 2014	182
Granted	—
Released	(156)		$1,514
Forfeited	(26)
Dividend equivalents, net	—
Non-vested RSU outstanding at March 31, 2015	—

RSUs have various vesting terms related to the purpose of the award. The most common vesting term is 25 percent of shares vesting on each annual anniversary date over four years. The awards are settled by the issuance of one common share of Compuware stock for each unit upon vesting and vesting accelerates upon death, disability or a change in control of Compuware.
Covisint Stock-Based Compensation Plan
In August 2009, Covisint established a 2009 Long-Term Incentive Plan (“2009 Covisint LTIP”) allowing the Board of Directors of Covisint to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based cash or restricted stock unit awards and annual cash incentive awards to employees and directors of Covisint and its affiliates. The

2009 Covisint LTIP reserves 4.5 million common shares of Covisint common stock for issuance under this plan. On December 30, 2013, the Board of Directors of Covisint adopted the First Amendment to the 2009 Covisint LTIP ("Amendment"), subject to shareholder approval. The Amendment increased the number of shares of Covisint’s common stock available for issuance pursuant to stock-based awards granted under the LTIP by 3.0 million shares (increasing the number of shares available for issuance under the LTIP from 4.5 million to 7.5 million). On January 2, 2014, Compuware, as the holder of the majority of the outstanding shares of the Company’s common stock at that time, approved the Amendment to increase the shares available. The increase in shares set forth in the Amendment became effective on February 13, 2014, twenty (20) days after the date of mailing of the Company’s Schedule 14C Information Statement to the Company's public shareholders.
As of March 31, 2015, there were 4.3 million stock options outstanding and 0.3 million RSUs outstanding from the 2009 Covisint LTIP. No options issued subsequent to the IPO contain a performance condition.
For the years ended March 31, 2015 and 2014, 1.54 million options and 0.13 million options, respectively, were exercised by participants of the 2009 Covisint LTIP.

Stock Option Activity
A summary of option activity under the Company’s stock-based compensation plans as of March 31, 2015, and changes during the year then ended is presented below (shares and intrinsic value in thousands):

	YEAR ENDED MARCH 31, 2015
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of April 1, 2014	4,458	$3.48
Granted	1,695	$4.04
Exercised	(1,543)	$1.86
Forfeited and Expired	(304)	$8.41
Options outstanding as of March 31, 2015	4,306	$3.93	5.46	$458
Options vested and expected to vest, net of estimated forfeitures, as of March 31, 2015	4,112	$3.91	5.30	$458
Options exercisable as of March 31, 2015	1,718	$3.47	2.69	$296
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
Restricted Stock Unit Activity
A summary of non-vested RSUs activity as of March 31, 2015, and changes during the year ended March 31, 2015 is presented below. Shares and intrinsic value are presented in thousands.

YEAR ENDED MARCH 31, 2015
	Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Non-vested RSU outstanding at April 1, 2014	—
Granted	338	$3.91
Released	—
Forfeited	—
Dividend equivalents, net	—
Non-vested RSU outstanding at March 31, 2015	338		$686
On July 1, 2014, 182,193 restricted stock units with a fair market value as of the grant date of $4.86 were granted to an employee. The restricted stock instruments granted on July 1, 2014 vest at 33.3% on each the first, second and third anniversary of the grant date. On November 17, 2014 a total 155,795 restricted stock units with a fair market value as of the grant date of $2.79 were granted to five directors. The restricted stock instruments granted November 17, 2014 fully vest on August 25, 2015. There are no other outstanding Covisint RSUs as of March 31, 2015.

Stock Awards Compensation
For the years ended March 31, 2015, 2014 and 2013, respectively, net stock awards compensation expense was recorded as follows in thousands:

	YEAR ENDED MARCH 31,
	2015	2014	2013
Stock awards compensation classified as:
Cost of revenue	$613	$829	$6
Research and development	175	722	1
Sales and marketing	1,570	5,594	360
General and administrative	3,874	10,330	1,262
Total stock awards compensation expense before income taxes	$6,232	$17,475	$1,629
Total stock awards compensation expense before income taxes of $17.5 million for the year ended March 31, 2014, was primarily comprised of $12.5 million recorded for the cumulative expense of stock options which had a performance condition related to the Company's completion of its IPO, the reversal of $2.9 million recorded in conjunction with the cancellation of Compuware PSAs, and $7.9 million of additional stock compensation expense that was recognized since the IPO. Since the IPO, the performance condition of these options was satisfied and the Company has recognized stock compensation expense of $6.2 million for the year ended March 31, 2015.
As of March 31, 2015, total unrecognized compensation cost of $5.1 million, net of estimated forfeitures, related to nonvested equity awards granted is expected to be recognized over a weighted-average period of approximately 2.4 years. The following table summarizes the Company’s estimated future recognition of its unrecognized compensation cost related to stock awards as of March 31, 2015 (in thousands).

	YEAR ENDING MARCH 31,
Covisint Stock-Based Compensation Plan:	Total	2016	2017	2018	2019
Stock Based Compensation	$5,052	$2,569	$1,517	$800	$166

8.        RELATED PARTY TRANSACTIONS
Up until January 31, 2014, when Compuware divested its services business, the Company utilized services staff of Compuware to provide certain services to customers and to provide additional resources for research and development activities. These costs were included in “cost of revenue” and “research and development” as applicable. Compuware provided these services substantially at cost to Covisint through March 31, 2013 and at market rates effective April 1, 2013. Many of the Compuware employees providing these services transferred to Covisint effective March 1, 2013. Charges for those services totaled $0.0 million, $1.4 million and $17.4 million for the years ended March 31, 2015, 2014 and 2013, respectively.
On October 31, 2014, Covisint ceased being a subsidiary of Compuware Corporation as a result of October 2014 Distribution.
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
Certain transactions with Compuware were settled in cash and were reflected as due to or due from parent and affiliates within the condensed consolidated balance sheet, prior to Covisint's spin-off from Compuware on October 31, 2014. At March 31, 2015, the Company had a net receivable due from parent of $0.0 as compared to a net receivable of $2.8 million at March 31, 2014. The activity in the year ended March 31, 2015 was primarily comprised of Compuware’s payment of the net due from amount of approximately $2.8 million as of March 31, 2014, and additional payments from Compuware of approximately $7.6 million related to Compuware’s utilization of the Company’s tax loss and other tax attributes through the October 2014 Distribution, offset by payments from the Company to Compuware of approximately $13.9 million.

9.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Quarterly financial information for the years ended March 31, 2015 and 2014 was as follows (in thousands, except for per share data):

	Fiscal 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$21,587	$21,735	$21,755	$23,457	$88,534
Gross profit	6,321	7,409	7,371	1,029	22,130
Operating loss (2)	(12,113)	(7,288)	(6,955)	(12,163)	(38,519)
Pre-tax loss	(12,091)	(7,271)	(6,940)	(12,148)	(38,450)
Net loss	(12,116)	(7,304)	(6,961)	(12,181)	(38,562)
Basic loss per share (1)	(0.32)	(0.19)	(0.18)	(0.32)	(1.01)
Diluted loss per share (1)	(0.32)	(0.19)	(0.18)	(0.32)	(1.01)
_____________________________________________________

(1)	Full year basic and diluted loss per share may not agree to the sum of the four quarters because each quarter is a separate calculation.

(2)	Q4 2015 results include an $8.8 million impairment of capitalized software and customer relationship intangibles.

	Fiscal 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$24,101	$24,525	$24,109	$24,400	$97,135
Gross profit	10,791	10,399	10,449	9,122	40,761
Operating income (loss)	(4,667)	(12,712)	(8,292)	(9,902)	(35,573)
Pre-tax income (loss)	(4,667)	(12,712)	(8,292)	(9,902)	(35,573)
Net income (loss)	(4,670)	(12,746)	(8,314)	(9,928)	(35,658)
Basic loss per share (1)	(0.16)	(0.42)	(0.22)	(0.27)	(1.06)
Diluted loss per share (1)	(0.16)	(0.42)	(0.22)	(0.27)	(1.06)
_____________________________________________________

(1)	Full year basic and diluted loss per share may not agree to the sum of the four quarters because each quarter is a separate calculation.

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

Not Applicable.
ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their objectives. Based upon the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Controls over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements. All internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even those internal control systems determined to be effective may not prevent or detect misstatements, and can provide only reasonable assurance with respect to financial statement preparation and presentation.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2015 based on the framework described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2015.
Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to our executive officer is included in Item 1, “Business,” of this Annual Report. The remainder of the information required by this Item will be contained in our Proxy Statement under the captions “Corporate Governance” (excluding the Report of the Audit Committee), “Election of Directors” and “Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be contained in our Proxy Statement under the caption “Compensation of Executive Officers” and “Corporate Governance” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

The information required by this Item will be contained in our Proxy Statement under the caption “Security Ownership of Management and Major Shareholders” and is incorporated herein by reference.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be contained in our Proxy Statement under the caption “Item No. 2 - Ratification of Appointment of the Independent Registered Public Accounting Firm” and is incorporated herein by reference.
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

The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index attached to this Annual Report.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Southfield, State of Michigan, on May 26, 2015.

COVISINT CORPORATION

Date:	May 26, 2015	By: /s/ Samuel M. Inman, III
Samuel M. Inman, III
Chief Executive Officer
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Samuel M. Inman, III	President and Chief Executive	May 26, 2015
Samuel M. Inman, III	Officer and Director (Principal Executive Officer)

/s/ Enrico Digirolamo	Chief Financial Officer	May 26, 2015
Enrico Digirolamo	(Principal Financial Officer and Principal Accounting Officer)
/s/ Homaira Akbari	Director	May 26, 2015
Homaira Akbari

/s/ Bernard M. Goldsmith	Director	May 26, 2015
Bernard M. Goldsmith

/s/ William O. Grabe	Director	May 26, 2015
William O. Grabe

/s/ Lawrence David Hansen	Director	May 26, 2015
Lawrence David Hansen

/s/ Philip F. Lay	Director	May 26, 2015
Philip F. Lay

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
3.3	Amendment to Covisint Corporation Bylaws, dated July 29, 2014 (2)
10.1	Second Amended and Restated Master Separation Agreement (3)
10.2	Termination of Intercompany Agreements (3)
10.3	Amended and Restated Employee Benefits Agreement (1)
10.4	Compuware Services Agreement (1)
10.5	Amended and Restated Intellectual Property Agreement (1)
10.6	Registration Rights Agreement (1)
10.7	Amended and Restated Shared Services Agreement (1)
10.8	Second Amended and Restated Tax Sharing Agreement (3)
10.9	Contribution Agreement (1)
*10.10	2009 Long Term Incentive Plan (1)
*10.11	First Amendment to 2009 Long-Term Incentive Plan (4)
*10.12	Second Amendment to 2009 Long-Term Incentive Plan (5)
*10.13	Form of Option Agreement (1)
*10.14	Amendment No. 1 to Option Agreement (1)
*10.15	Corporate Short-Term Incentive Plan
*10.15	Corporate Short-Term Incentive Plan
*10.16	Severance Agreement between Covisint Corporation and Samuel M. Inman, III (6)
*10.17	Stock Option Agreement between Covisint Corporation and Samuel M. Inman, III (6)
*10.18	Restricted Stock Unit Award Agreement between Covisint Corporation and Samuel M. Inman, III (6)
*10.19	Separation Agreement and General Release between Covisint Corporation and David A. McGuffie (3)
*10.20	Director Compensation (7)
*10.21	Form Restricted Stock Unit Award Agreement for Directors (7)
*10.22	Form Severance Agreement
10.23	Lease - Travelers Tower II, Southfield, Michigan, dated December 18, 2014 (7)
10.24	Standard Multi-Tenant Office Lease, San Francisco, dated February 19, 2015
21.1	Subsidiaries (1)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act
32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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