Form 10-Q
period 2015-06-30
Covisint Corp
filed 2015-08-07
CIK 1563699

As filed with the Securities and Exchange Commission on August 7, 2015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36088

Covisint Corporation
(Exact name of registrant as specified in its charter)

MICHIGAN (State or other jurisdiction of incorporation or organization)	26-2318591 (I.R.S. Employer Identification Number)

26533 Evergreen Road, Suite 500, Southfield, Michigan 48076
(248) 483-2000
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
As of August 5, 2015, there were outstanding 39,274,809 shares of Common Stock, no par value, of the registrant.

Cautionary Statement
This Quarterly Report on Form 10-Q (“Quarterly Report”) and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), based on expectations, estimates, and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 1A-“Risk Factors” in this Quarterly Report.

COVISINT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	June 30, 2015	March 31, 2015
ASSETS
CURRENT ASSETS:
Cash	$47,187	$50,077
Accounts receivable, net	12,811	15,348
Deferred tax asset, net	—	16
Prepaid expenses	3,162	3,160
Other current assets	2,975	4,209
Total current assets	66,135	72,810
PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION	9,918	8,809
CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS, NET	10,143	10,646
OTHER:
Goodwill	25,385	25,385
Deferred costs	1,256	1,736
Deferred tax asset, net	1,657	1,528
Other assets	641	928
Total other assets	28,939	29,577
TOTAL ASSETS	$115,135	$121,842
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,325	$7,703
Accrued commissions	1,134	3,286
Deferred revenue	21,297	18,029
Accrued expenses	3,209	3,344
Deferred tax liability, net	1,777	1,597
Total current liabilities	32,742	33,959
DEFERRED REVENUE	3,099	3,914
ACCRUED LIABILITIES	3,138	2,622
Total liabilities	38,979	40,495
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, no par value - authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, no par value - authorized 50,000,000 shares; issued and outstanding 39,170,215 (39,033,900 issued and outstanding as of March 31, 2015)	—	—
Additional paid-in capital	158,396	157,004
Retained deficit	(82,219)	(75,633)
Accumulated other comprehensive loss	(21)	(24)
Total shareholders' equity	76,156	81,347
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$115,135	$121,842

See notes to condensed consolidated financial statements.

COVISINT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,
	2015	2014
REVENUE	$18,482	$21,587
COST OF REVENUE	9,777	15,266
GROSS PROFIT	8,705	6,321
OPERATING EXPENSES:
Research and development	3,663	3,116
Sales and marketing	7,476	9,772
General and administrative	4,087	5,546
Total operating expenses	15,226	18,434
OPERATING LOSS	(6,521)	(12,113)
Other income	2	22
LOSS BEFORE INCOME TAX PROVISION	(6,519)	(12,091)
INCOME TAX PROVISION	67	25
NET LOSS	($6,586)	($12,116)
Basic and diluted loss per share	($0.17)	($0.32)
OTHER COMPREHENSIVE INCOME, NET OF TAX
Foreign currency translation adjustments	3	7
OTHER COMPREHENSIVE INCOME, NET OF TAX	3	7
COMPREHENSIVE LOSS	($6,583)	($12,109)

See notes to condensed consolidated financial statements.

COVISINT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THREE MONTHS ENDED JUNE 30, 2015
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity
	Shares	Amount
BALANCE AT MARCH 31, 2015	39,033,900	$—	$157,004	($75,633)	($24)	$81,347
Net loss				(6,586)		(6,586)
Covisint stock compensation (Note 5)			1,149			1,149
Covisint stock option exercise	136,315		247			247
Income taxes			(4)			(4)
Foreign currency translation					3	3
BALANCE AT JUNE 30, 2015	39,170,215	$—	$158,396	($82,219)	($21)	$76,156

See notes to condensed consolidated financial statements.

COVISINT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended June 30,
	2015	2014
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	($6,586)	($12,116)
Adjustments to reconcile net loss to cash provided by (used in) operations:
Depreciation and amortization	1,738	2,343
Deferred income taxes	67	(53)
Stock award compensation	1,149	2,619
Other	32	—
Net change in assets and liabilities:
Accounts receivable	2,542	3,108
Other assets	2,004	458
Accounts payable and accrued expenses (1)	(3,280)	(438)
Deferred revenue	2,429	(3,898)
Net cash provided by (used in) operating activities	95	(7,977)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of:
Property and equipment (1)	(2,874)	(820)
Capitalized software	(401)	(790)
Net cash used in investing activities	(3,275)	(1,610)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Cash payments from former parent company	—	8,775
Cash payments to former parent company	—	(5,787)
Net proceeds from exercise of stock awards	247	196
Net cash provided by financing activities	247	3,184
EFFECT OF EXCHANGE RATE CHANGES ON CASH	43	(4)
NET CHANGE IN CASH	(2,890)	(6,407)
CASH AT BEGINNING OF PERIOD	50,077	49,536
CASH AT END OF PERIOD	$47,187	$43,129

(1)
Accounts payable and accrued expenses in the balance sheet as of June 30, 2015 include $0.5 million associated with purchases of property and equipment, which are non-cash acquisitions of fixed assets as of June 30, 2015.

See notes to condensed consolidated financial statements.

COVISINT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements (“Financial Statements”) include the accounts of Covisint Corporation, a Michigan corporation, and subsidiaries ("Covisint", "the Company", "we", "our", and "us").

On October 31, 2014, Covisint ceased being a subsidiary of Compuware Corporation (“Compuware”) as a result of Compuware's distribution of its holdings of Covisint common stock to Compuware shareholders ("the October 2014 Distribution"). Prior to October 31, 2014, Covisint was majority-owned by Compuware.

The Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), for interim financial information and with the instructions of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based its assumptions and estimates on the facts and circumstances existing at June 30, 2015, final amounts may differ from these estimates. In the opinion of the Company’s management, the accompanying Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented.

The Company has evaluated subsequent events through the date these financial statements were issued.

These financial statements should be read in conjunction with the Company's 2015 Annual Report on Form 10-K. There have been no significant changes to the Company’s accounting policies as disclosed in the Company’s 2015 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," a new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that revenue should be recognized as goods or services are transferred to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the delay, this ASU will now be effective for annual and interim periods beginning on or after December 15, 2017, with early adoption permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company is currently evaluating the impact of adopting this guidance.

2.    CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS
The components of the Company’s intangible assets are as follows (in thousands):

	June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks(1)	$358		$358
Amortizing intangible assets:
Capitalized software(2)	$34,741	($24,956)	$9,785
Customer relationship agreements	2,585	(2,585)	—
Trademarks	80	(80)	—
Total amortizing intangible assets	$37,406	($27,621)	$9,785

	March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks(1)	$358		$358
Amortizing intangible assets:
Capitalized software(2)	$34,340	($24,052)	$10,288
Customer relationship agreements	2,585	(2,585)	—
Trademarks	80	(80)	—
Total amortizing intangible assets	$37,005	($26,717)	$10,288
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

Amortization expense of intangible assets was $0.9 million and $1.8 million for the three months ended June 30, 2015 and 2014. Estimated future amortization expense, based on identified intangible assets at June 30, 2015, is expected to be as follows (in thousands):

	At June 30, 2015 for the Year Ending March 31,
	2016	2017	2018	2019	2020
Capitalized software	$2,496	$3,084	$2,396	$1,046	$677

3.    EARNINGS PER COMMON SHARE

Basic earnings per common share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potentially dilutive equivalent shares outstanding using the treasury method.

EPS data were computed as follows (in thousands, except for per share data):

	Three Months Ended June 30,
	2015	2014
Basic loss per share:
Numerator: Net loss	($6,586)	($12,116)
Denominator:
Weighted-average common shares outstanding	39,059	37,499
Basic loss per share	($0.17)	($0.32)
Diluted loss per share:
Numerator: Net loss	($6,586)	($12,116)
Denominator:
Weighted-average common shares outstanding	39,059	37,499
Dilutive effect of stock awards	—	—
Total shares	39,059	37,499
Diluted loss per share	($0.17)	($0.32)

Stock awards to purchase approximately 4,641,000 and 4,531,000 shares for the three months ended June 30, 2015 and 2014, respectively, were excluded from the diluted EPS calculation because they were anti-dilutive.

4.    COMMITMENTS AND CONTINGENCIES
Contractual Obligations

The Company conducts its business in various leased facilities which, based on the lease terms, are considered to be operating leases.  There have been no material changes in our commitments under the lease agreements or other contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2015.

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

Beginning on May 30, 2014, two putative class actions were filed in the U.S. District Court for the Southern District of New York against the Company, directors and certain officers at the time of the Company's initial public offering ("IPO") alleging violation of securities laws in connection with the Company's IPO and seeking unspecified damages. On August 15, 2014, the cases were consolidated with Charles Rankin appointed lead plaintiff. On October 14, 2014, the lead plaintiff filed a consolidated class action complaint (the “Complaint”) alleging violations of Regulation S-K and Sections 11 and 15 of the Securities Act. The Complaint alleges, among other things that the IPO’s registration statement contained (1) untrue statements and omissions of material facts related to the Company’s projected revenues for fiscal 2014, (2) materially inaccurate statements regarding the Company’s revenue recognition policy, and (3) omissions of known trends, uncertainties and significant risk factors as required to be disclosed by Regulation S-K. The Company has filed a motion to dismiss the Complaint. On July 1, 2015 the Court denied our motion to dismiss. We believe the Complaint is without merit, and we intend to vigorously defend it. The Company currently has no other outstanding litigation.

5.    BENEFIT PLANS

Covisint 401(k) Plan

Effective April 8, 2014, the Company effectively transitioned all Covisint employees from the Compuware 401(k) program to a newly established Covisint 401(k) program. All balances were transferred to the new plan. Under the new plan, the Company matches 33 percent of employees’ 401(k) contributions up to 2 percent of eligible earnings. Matching contributions vest 100 percent when an employee reaches one year of service. For the three months ended June 30, 2015 and 2014, the Company expensed $0.1 million and $0.2 million related to this program.

Covisint Stock-Based Compensation Plan

In August 2009, Covisint established a 2009 Long-Term Incentive Plan (“2009 Covisint LTIP”) allowing the Board of Directors of Covisint to grant stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance-based cash or RSU awards and annual cash incentive awards to employees and directors of Covisint and its affiliates. The 2009 Covisint LTIP reserves 7.5 million common shares of Covisint for issuance under this plan.

As of June 30, 2015, there were 4.2 million stock options and 0.3 million RSUs outstanding from the 2009 Covisint LTIP. No options issued subsequent to the IPO contain performance conditions. For the three months ended June 30, 2015 and 2014, 0.1 million options and 0.1 million options, respectively, were exercised by participants of the 2009 Covisint LTIP.

Stock Option Activity

A summary of option activity under the Company’s stock-based compensation plans as of June 30, 2015, and changes during the three months then ended is presented below (shares and intrinsic value in thousands):

	Three Months Ended June 30, 2015
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of April 1, 2015	4,306	$3.93
Granted	205	2.19
Exercised	(136)	1.81
Forfeited/Cancelled	(136)	9.27
Options outstanding as of June 30, 2015	4,239	$3.74	5.71	$2,996
Options vested and expected to vest, net of estimated forfeitures, as of June 30, 2015	4,071	$3.74	5.56	$2,918
Options exercisable as of June 30, 2015	1,591	$3.54	2.79	$1,550

All options were originally granted at estimated fair market value for those granted prior to IPO, and at fair market value for those granted post IPO. Options expire ten years from the date of grant unless expiration has been otherwise accelerated in accordance with a termination and/or separation agreement.

Restricted Stock Unit Activity

A summary of non-vested RSUs activity as of June 30, 2015, and changes during the three months then ended is presented below. Shares and intrinsic value are presented in thousands.

	Three Months Ended June 30, 2015
	Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Non-vested RSU outstanding at April 1, 2015	338
Granted	—
Released	—
Forfeited	—
Dividend equivalents, net
Non-vested RSU outstanding at June 30, 2015	338		$1,105

Stock Awards Compensation

For the three months ended June 30, 2015 and 2014, net stock awards compensation expense was recorded as follows in thousands:

	Three Months Ended June 30,
	2015	2014
Stock awards compensation classified as:
Cost of revenue	$30	$515
Research and development	26	66
Sales and marketing	109	605
General and administrative	984	1,432
Total stock awards compensation expense before income taxes	$1,149	$2,618

For the three months ended June 30, 2015, total stock compensation expense is comprised of $0.7 million according to the normal expense recognition of the grant, and $0.4 million of accelerated expense recognized due to the cancellation of options for certain current employees. For the three months ended June 30, 2014, stock compensation expense was comprised of $1.5 million according to the normal expense recognition schedule of the grant and $1.1 million of expense recognized due to employee terminations, which, pursuant to the terms of these options, accelerated vesting.

As of June 30, 2015, total unrecognized compensation cost of $4.0 million, net of estimated forfeitures, related to nonvested equity awards granted is expected to be recognized over a weighted-average period of approximately 2.3 years. The following table summarizes the Company’s estimated future recognition of its unrecognized compensation cost related to stock awards as of June 30, 2015 (in thousands).

	Year Ending March 31,
Covisint Stock-Based Compensation Plan:	Total	2016	2017	2018	2019	2020
Stock Compensation Expense	$4,037	$1,665	$1,423	$735	$209	$5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report, the terms “Covisint”, “the Company”, “we”, “us”, or “our”, mean Covisint Corporation and its subsidiaries on a consolidated basis unless otherwise expressly stated or the context otherwise requires.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear in Part I, Item 1 in this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. In addition to historical information, the information we provide or statements made by our employees contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and Item 1A of this Quarterly Report under "Risk Factors". Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Our Platform provides a robust, and highly-secure cloud-based business-to-business ("B2B") exchange for automotive supply chains, providing the right information and access to the right person at the right time. This resulted in the development of unique and tightly-integrated technologies for identity management, messaging and portal services, which we offer as a Platform-as-a-Service ("PaaS"). We believe that we are well positioned in the PaaS marketplace to deliver on Internet of Things ("IoT") and identity-centric solutions.

Covisint recently executed a number of transformational strategic initiatives to enhance our long-term outlook. First, we applied our research and development investment toward to enabling our enterprise-grade, cloud-based PaaS to be easily deployed, in any data center globally, with a robust third-party developer environment for partners and third-parties to easily build on and extend the Platform. Next, we significantly reduced our services business by developing relationships with service partners who are qualified to set up, develop and implement solutions based upon the Platform’s technology. As a result of the shift away from providing services, Covisint’s services revenue declined to $2.8 million or 15% of revenue in the three months ended June 30, 2015 from $6.1 million or 28% of revenue for the three months ended June 30, 2014. Further, we reevaluated our underperforming healthcare portfolio and decided to stop selling our DocSite application to new customers and not to renew existing customers. As a result of these strategic decisions, revenue from the Company’s healthcare business gradually decreased during fiscal 2015, and we expect our healthcare revenue to account for less than 20% of the Company’s revenue in fiscal 2016.

We have significantly advanced our strategic partnership with Cisco Systems, Inc. ("Cisco"). Following entry into our Software License and Hosting Agreement with Cisco in November 2013, we have worked with Cisco to integrate our Platform with Cisco applications to build the Cisco Service Exchange Platform (“SXP”). In January and April 2015, we enabled Cisco to enter into the prime contracts with various divisions of General Motors Company (collectively, "General Motors" or "GM") to provide most of the service that we historically provided to GM. Under both of these contracts, Cisco paid us the annual service fees in advance. With Cisco’s involvement, we were able to extend the terms of each contract through April 2020 and eliminate GM’s ability to terminate these agreements for convenience. We retain our deep relationships with GM, and we are actively working to sell additional business to GM.

The majority of our revenue is generated through subscription fees that enable our customers to access our Platform. Subscription and support revenue accounted for $15.7 million and $15.5 million, or 85% and 72% of our total revenue for the three months ended June 30, 2015 and 2014.

We also generate revenue from the provision of services related to implementation, solution deployment and on-boarding of new customers onto our Platform. Services revenue accounted for $2.8 million and $6.1 million, or 15% and 28% of our total revenue for the three months ended June 30, 2015 and 2014.

As noted during fiscal year 2015 and the first quarter of fiscal year 2016, two of our contracts with General Motors were renewed with Cisco as the prime contractor and Covisint as the subcontractor. In the first quarter of fiscal year 2016, Cisco accounted for 31% of our total revenue, of which 21% is related to the transfer of these General Motors contracts and the augmentation of the SXP platform. Our stand alone business with General Motors accounted for 14% of our total revenue in the three months ended June 30, 2015. Collectively the General Motors standalone revenue and the related Cisco revenue was 35% of total revenue for the three months ended June 30, 2015, as compared to 29% of total revenue for the three months ended June 30, 2014 when Covisint was directly contracting with General Motors.

Our contracts related to the automotive industry accounted for 51% and 45% of our total revenue for the three months ended June 30, 2015 and 2014. The healthcare industry accounted for 20% and 32% of our total revenue in the three months ended June 30, 2015 and 2014. Our remaining revenue resides in the enterprise business unit that services Cisco, the energy, financial services, travel and other non-automotive and non-healthcare industries. Revenue from outside of the U.S. accounted for 14% and 18% of our total revenue in the three months ended June 30, 2015 and 2014.

To support our growth strategies and capitalize on current technology trends, we are actively investing in our business and do not expect to be profitable during fiscal 2016. We experienced net (losses) of $(6.6) million and $(12.1) million in the three months ended June 30, 2015 and 2014. Our improvement in net (losses) of $5.5 million was due to the restructuring of our services business which included our shift away from developing and selling applications that require significant amounts of services to implement, as well as to a reduction of stock compensation expense of $1.5 million. In addition, we made, and continue to make, substantial investments to build our solutions and services, grow and maintain our business and acquire customers.
KEY METRICS

In addition to reporting financial results in accordance with generally accepted accounting principles in the United States, or GAAP, we monitor a number of other metrics to evaluate our business, measure our performance, identify trends affecting our business, allocate capital and make strategic decisions.

Adjusted Gross Profit and Adjusted Gross Margin

Adjusted gross profit represents gross profit, adjusted for amortization of capitalized software costs associated with our research and development activities which are currently classified within cost of revenue, as well as for stock based compensation associated with certain of our professional services and operations employees. Adjusted gross margin represents adjusted gross profit as a percentage of total revenue.

We have historically capitalized a significant portion of our research and development costs. Our total research and development costs incurred were $4.0 million and $3.9 million during the three months ended June 30, 2015 and 2014. Of our total research and development costs incurred, we capitalized 10% and 20% during the three months ended June 30, 2015 and 2014. The decreased capitalization of our research and development costs for the three months ended June 30, 2015, compared to the same period in 2014, was due to relatively more research and development projects being in the planning stages in the current quarter, while the prior period consisted of more projects in the development stages.

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

The table below provides reconciliations between the non-U.S. GAAP financial measures discussed above to the comparable U.S. GAAP measures of gross profit:

	Three Months Ended June 30,
	2015	2014
Gross profit	$8,705	$6,321
Gross margin	47%	29%
Adjustments:
Stock compensation expense—cost of revenue	$30	$515
% of total revenue	—%	2%
Amortization of capitalized software—cost of revenue	$904	$1,643
% of total revenue	5%	8%
Non-GAAP gross profit	$9,639	$8,479
Non-GAAP gross margin	52%	39%
COMPONENTS OF OUR RESULTS OF OPERATIONS

Revenue

Our revenue is primarily comprised of fees related to subscription and support as well as services performed. Subscription and support revenue includes fees for our customers and their users to access our Platform. Service revenue is generated from implementation, solution deployment and on-boarding. Implementation services typically consist of user migration, content migration, branding and configuration to support customer-specific work flows. Our services engagements typically occur in phases and can vary from a few weeks to several months depending on the scope and complexity of the solution. Our customers may choose to do much of this work in-house, through a third party, or with Covisint. We currently subcontract portions of our service engagements to third-party service partners to supplement our staffing needs within this area of the business.

Services contract value varies significantly for each customer agreement, and can be impacted by a number of trends which make the prediction of our future services revenue difficult. These trends include, but are not necessarily limited to, improvements in our Platform that make it easier for our customers to build and launch new business process innovations on the Platform, and a reduction in the effort required to launch the customer.

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

Cost of Revenue

Our cost of revenue is primarily comprised of salaries and personnel-related expenses related to our customer support, implementation, solution deployment, on-boarding and data center operations, the cost of professional services provided by third-party contractors, depreciation, amortization and impairment expenses related to capitalized research and development, acquisitions and capital expenditures, third-party hosting fees, third-party software license fees, and outside services related to our call center. Where we have established third-party evidence of the stand-alone value of our services, we recognize expense with the associated revenue recognition as services are delivered. Costs associated with deferred services revenue are recognized ratably, generally over five years, beginning upon customer acceptance of the deliverable consistent with the associated revenue.

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

We focus our research and development on new and expanded features of our Platform and vertical-specific solutions, utilizing an agile delivery methodology for our Platform enhancements. Our capitalized research and development costs are amortized as a cost of revenue ratably over 60 months upon completion of the project. We expect research and development costs incurred to decrease in the future as a percentage of revenue.

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

General and Administrative

Effective April 1, 2014, we completed our general and administrative separation from Compuware Corporation, our former parent, by assuming stand-alone finance, information technology, human resources, legal, and internal audit functions. General and administrative costs are primarily comprised of salaries and personnel-related expenses for these functions and stock and cash incentive compensation for certain corporate executive leadership roles, as well as facility and technology related costs associated with our corporate functions.

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

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. These deferred tax assets are subject to periodic assessments as to recoverability. If it is determined that it is more likely than not that the benefits will not be realized, valuation allowances are recorded which would increase the provision for income taxes. In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Given the Company's historical loss position in the U.S., it has been determined the Company does not expect to realize the benefits of its deferred tax assets, resulting in a full valuation allowance preventing the recognition of any potential deferred tax asset for its U.S. operations.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended March 31, 2015.

STOCK-BASED COMPENSATION

Stock award compensation expense is recognized, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award.

RESULTS OF OPERATIONS

The following table is a summary of our condensed consolidated statements of comprehensive loss data (in thousands, except for per share data):

	Three Months Ended June 30,
	2015	2014

Condensed Consolidated Statements of Comprehensive Loss Data:
Subscription and support	$15,664	$15,509
Services	2,818	6,078
Total revenue	18,482	21,587
Cost of revenue(1)	9,777	15,266
Gross profit	8,705	6,321
Operating expenses:
Research and development(1)	3,663	3,116
Sales and marketing(1)	7,476	9,772
General and administrative(1)	4,087	5,546
Total operating expenses	15,226	18,434
Operating loss	(6,521)	(12,113)
Other income	2	22
Loss before income tax provision	(6,519)	(12,091)
Income tax provision	67	25
Net loss	($6,586)	($12,116)
Basic and diluted loss per share	($0.17)	($0.32)
Weighted-average shares outstanding, Basic and diluted	39,059	37,499

(1)
All future stock compensation is expected to be granted in the form of Covisint stock awards or restricted stock units and recorded as a non-cash expense. The statements and line items above include stock compensation as detailed in the table below.

	Three Months Ended June 30,
	2015	2014
Stock awards compensation classified as:
Cost of revenue	$30	$515
Research and development	26	66
Sales and marketing	109	605
General and administrative	984	1,432
Total stock awards compensation expense before income taxes	1,149	2,618

The following table sets forth a summary of our condensed consolidated statements of comprehensive loss as a percentage of our total revenue:

	Three Months Ended June 30,
	2015	2014
Condensed Consolidated Statements of Comprehensive Loss Data:
Subscription and support	85%	72%
Services	15	28
Total revenue	100	100
Cost of revenue(1)	53	71
Gross profit	47	29
Operating expenses:
Research and development(1)	20	14
Sales and marketing(1)	40	45
General and administrative(1)	22	26
Total operating expenses	82	85
OPERATING LOSS	(35)	(56)
Other income	0	0
Loss from operations before for income tax provision	(35)	(56)
Income tax provision	0	0
Net loss	(35)%	(56)%
________________________________________________

(1)
All future stock compensation is expected to be granted in the form of Covisint stock awards and recorded as a non-cash expense. Refer to the table above for the breakdown of stock compensation included in these line item percentages.

THREE MONTHS ENDED JUNE 30, 2015 AND 2014

Revenue

Revenue derived from our subscription and support and services is presented in the table below:

	Three Months Ended June 30,		Period-to-Period Change
	2015	2014	$	%
	(In thousands)
Subscription and support	$15,664	$15,509	$155	1%
Services	2,818	6,078	(3,260)	(54)%
Total revenue	$18,482	$21,587	($3,105)	(14)%

Our total revenue decreased to $18.5 million for the three months ended June 30, 2015 from $21.6 million in the three months ended June 30, 2014, representing a 14% decrease in total revenue.

Subscription and support revenue was $15.7 million for the three months ended June 30, 2015 as compared to $15.5 million for the three months ended June 30, 2014. The increase in subscription revenue was due to new business offset by the planned decline in our healthcare subscription revenue and shift out of lower margin healthcare application business. Adjusting for the planned decline in our healthcare application business, our subscription business has grown 12% period to period.

Our services revenue declined to $2.8 million for the three months ended June 30, 2015, as compared to $6.1 million for the three months ended June 30, 2014, respectively, representing a decline of 54%. For the three months ended June 30, 2015 the decline in services revenue are attributed to: 1) an improvement in the ease of implementation of our Platform that results in quicker, less costly installations; 2) improvements in our platform that allow customers to perform portions of the implementations themselves; 3) a reduction in ad hoc service projects with major subscription customers; and 4) shifting away from the development of applications that require significant amount of services to implement to our service partners.

Cost of Revenue

Cost of revenue is presented in the table below:

	Three Months Ended June 30,		Period-to-Period Change
	2015	2014	$	%
	(In thousands)
Cost of revenue	$9,777	$15,266	($5,489)	(36)%
Gross margin	47%	29%

Cost of revenue decreased $5.5 million for the three months ended June 30, 2015 as compared to the same period in 2014. The decrease is primarily attributable to a $4.6 million decline in personnel expense due to the restructuring of our services business, which included our shift away from developing and selling applications that require significant amounts of services to implement, as well as a reduction in stock compensation expense.

Our gross margin increased to 47% for the three months ended June 30, 2015, as compared with 29% for the same period in 2014. The improved margins were primarily due to the execution of cost savings initiatives related to the changes in our services business discussed above, as well as our planned shift out of lower margin subscription businesses.

Research and Development

Research and development costs incurred, expensed and capitalized are presented in the table below:

	Three Months Ended June 30,		Period-to-Period Change
	2015	2014	$	%
	(In thousands)
Research and development costs incurred	$4,063	$3,906	$157	4%
Capitalized internal software costs	(400)	(790)	390	(49)%
Research and development costs expensed	$3,663	$3,116	$547	18%
Percentage of total revenue:
Research and development costs incurred	22%	18%
Research and development costs expensed	20%	14%

Research and development costs incurred increased for the three months ended June 30, 2015, as compared to the same period in 2014, primarily due to an increase in development costs to develop our Next-gen platform and our Covisint "Anywhere" offering.

We capitalized $0.4 million and $0.8 million of internal software (research and development) costs for the three months ended June 30, 2015 and 2014, respectively. The decreased capitalization of our research and development costs for the three months ended June 30, 2015, compared to the same period in 2014, was due to relatively more research and development projects being in the planning stages in the current quarter, while the prior period consisted of more projects in the development stages.

Sales and Marketing

Sales and marketing costs are presented in the table below:

	Three Months Ended June 30,		Period-to-Period Change
	2015	2014	$	%
	(In thousands)
Sales and marketing	$7,476	$9,772	($2,296)	(23)%
Percentage of total revenue	40%	45%

Sales and marketing costs decreased for the three months ended June 30, 2015, compared to the same period in 2014, primarily due to a $1.4 million decrease in salaries and personnel expense due to the restructuring of the direct sales and marketing organizations, reflective of our shift out of selling lower margin healthcare applications. The remaining decrease is primarily due to a decrease in stock compensation expense of $0.5 million.

General and Administrative

General and administrative costs are presented in the table below:

	Three Months Ended June 30,		Period-to-Period Change
	2015	2014	$	%
	(In thousands)
General and administrative	$4,087	$5,546	($1,459)	(26)%
Percentage of total revenue	22%	26%

General and administrative costs decreased by $1.5 million for the three months ended June 30, 2015, as compared to the same period in 2014 which was primarily a result of our continued rationalization of our general and administrative structure. Stock compensation expense also decreased $0.5 million.

LIQUIDITY AND CAPITAL RESCOURCES
In summary, our cash flows for the three months ended June 30, 2015 and 2014 were:

	Three Months Ended June 30,
	2015	2014
Condensed and Consolidated Statement of Cash Flows Data:	(In thousands)
Net cash provided by (used in) operating activities	$95	($7,977)
Net cash used in investing activities	(3,275)	(1,610)
Net cash provided by financing activities	247	3,184
Effect of exchange rate	43	(4)
Net change in cash	($2,890)	($6,407)

The consolidated statements of cash flows included in this report compute net cash from operating activities using the indirect cash flow method. Therefore, non-cash adjustments and net changes in assets and liabilities (net of effects from acquisitions and currency fluctuations) are adjusted from net income to derive net cash from operating activities.

Cash Flows from Operating Activities

Cash provided by (used in) operating activities was $8.1 million favorable for the three months ended June 30, 2015, compared to the same period in 2014, due to our improved cost structure and favorable working capital fluctuations.

Cash Flows from Investing Activities

Cash used in investing activities typically consists of the purchase of property and equipment associated with our infrastructure and the expenditures on capitalized internal software (research and development) costs related to expanding our cloud-based Platform. In the three months ended June 30, 2015 purchases of property and equipment primarily consisted of lease hold improvements associated with the relocation of our corporate headquarters to Southfield, Michigan in May 2015.

Cash used in investing activities increased $1.7 million for the three months ended June 30, 2015, compared with the same period in 2014, primarily due to a $2.1 million increase in cash paid for capital expenditures and leasehold improvements, partially offset by a $0.4 decrease for capitalized research and development.

Cash Flows from Financing Activities

Cash provided by financing activities decreased $2.9 million for the three months ended June 30, 2015, as compared with the same period in 2014, primarily due to approximately $3.0 million of net payments from our former parent company in the prior period. This was partially offset by $0.1 million increase in proceeds received from the exercises of stock awards.
RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

New accounting guidance that we have recently adopted, as well as accounting guidance that has been recently issued, but not yet adopted by us, is included in Note 1 of the notes to the condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report.
CONTRACTUAL OBLIGATIONS

Contractual obligations represent future cash commitments and liabilities under agreements with third parties. There have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2015.

OFF-BALANCE SHEET ARRANGEMENTS

We currently do not have any off-balance sheet or non-consolidated special purpose entity arrangements as defined by the applicable rules and regulations promulgated by the Securities and Exchange Commission (“SEC”).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed primarily to market risks associated with foreign currency exchange rates. We do not use derivative financial instruments or forward foreign exchange contracts for investment, speculative or trading purposes. We believe our foreign currency risk is minimal as 86% and 82% of our revenue was based in U.S. dollars for the three months ended June 30, 2015 and 2014, respectively. In addition, we have no long-term assets or liabilities in foreign currencies. We do not have a material exposure to market risk with respect to investments.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their objectives. Based upon the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Beginning on May 30, 2014, two putative class actions were filed in the U.S. District Court for the Southern District of New York against the Company, directors and certain officers at the time of the Company's initial public offering ("IPO") alleging violation of securities laws in connection with the Company's IPO and seeking unspecified damages. On August 15, 2014, the cases were consolidated with Charles Rankin appointed lead plaintiff. On October 14, 2014, the lead plaintiff filed a consolidated class action complaint (the “Complaint”) alleging violations of Regulation S-K and Sections 11 and 15 of the Securities Act. The Complaint alleges, among other things that the IPO’s registration statement contained (1) untrue statements and omissions of material facts related to the Company’s projected revenues for fiscal 2014, (2) materially inaccurate statements regarding the Company’s revenue recognition policy, and (3) omissions of known trends, uncertainties and significant risk factors as required to be disclosed by Regulation S-K. The Company has filed a motion to dismiss the Complaint. On July 1, 2015, the Court denied our motion to dismiss. We believe the Complaint is without merit, and we intend to vigorously defend it. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks under the heading "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on May 26, 2015, which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in the Annual Report. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULT UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Not Applicable.
ITEM 6. EXHIBITS

The following exhibits are filed herewith.

Exhibit Number	Description of Document
10.1	Form Severance Agreement
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act
32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COVISINT CORPORATION

Date:	August 7, 2015	By: /s/ Samuel M. Inman, III
Samuel M. Inman, III
Chief Executive Officer
Principal Executive Officer

Date:	August 7, 2015	By: /s/ Enrico Digirolamo
Enrico Digirolamo
Chief Financial Officer
Principal Accounting Officer