Form 10-Q
period 2015-09-30
Covisint Corp
filed 2015-11-12
CIK 1563699

As filed with the Securities and Exchange Commission on November 12, 2015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
As of November 10, 2015, there were outstanding 39,644,054 shares of Common Stock, no par value, of the registrant.

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

COVISINT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	September 30, 2015	March 31, 2015
ASSETS
CURRENT ASSETS:
Cash	$41,695	$50,077
Accounts receivable, net	12,595	15,348
Deferred tax asset, net	13	16
Prepaid expenses	2,710	3,160
Other current assets	2,345	4,209
Total current assets	59,358	72,810
PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION	9,190	8,809
CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS, NET	10,363	10,646
OTHER:
Goodwill	25,385	25,385
Deferred costs	889	1,736
Deferred tax asset, net	1,457	1,528
Other assets	434	928
Total other assets	28,165	29,577
TOTAL ASSETS	$107,076	$121,842
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,118	$7,703
Accrued commissions	1,907	3,286
Deferred revenue	16,770	18,029
Accrued expenses	2,987	3,344
Deferred tax liability, net	1,564	1,597
Total current liabilities	29,346	33,959
DEFERRED REVENUE	2,190	3,914
ACCRUED LIABILITIES	2,687	2,622
Total liabilities	34,223	40,495
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, no par value - authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, no par value - authorized 50,000,000 shares; issued and outstanding 39,535,604 (39,033,900 issued and outstanding as of March 31, 2015)	—	—
Additional paid-in capital	159,304	157,004
Retained deficit	(86,345)	(75,633)
Accumulated other comprehensive loss	(106)	(24)
Total shareholders' equity	72,853	81,347
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$107,076	$121,842

See notes to condensed consolidated financial statements.

COVISINT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
REVENUE	$18,393	$21,735	$36,875	$43,322
COST OF REVENUE	8,469	14,326	18,246	29,592
GROSS PROFIT	9,924	7,409	18,629	13,730
OPERATING EXPENSES:
Research and development	3,127	2,583	6,790	5,699
Sales and marketing	7,183	8,003	14,659	17,775
General and administrative	3,730	4,111	7,817	9,657
Total operating expenses	14,040	14,697	29,266	33,131
OPERATING LOSS	(4,116)	(7,288)	(10,637)	(19,401)
Other income (expense)	(33)	17	(31)	39
LOSS BEFORE INCOME TAXES	(4,149)	(7,271)	(10,668)	(19,362)
INCOME TAX PROVISION (BENEFIT)	(23)	33	44	58
NET LOSS	($4,126)	($7,304)	($10,712)	($19,420)
Basic and diluted loss per share	($0.10)	($0.19)	($0.27)	($0.51)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustments	(85)	30	(82)	37
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(85)	30	(82)	37
COMPREHENSIVE LOSS	($4,211)	($7,274)	($10,794)	($19,383)

See notes to condensed consolidated financial statements.

COVISINT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
SIX MONTHS ENDED SEPTEMBER 30, 2015
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity
	Shares	Amount
BALANCE AT MARCH 31, 2015	39,033,900	$—	$157,004	($75,633)	($24)	$81,347
Net loss				(10,712)		(10,712)
Covisint stock compensation (Note 5)			1,822			1,822
Covisint stock option exercise/ RSU Vesting Net (Note 5)	501,704		486			486
Income taxes			(8)			(8)
Foreign currency translation					(82)	(82)
BALANCE AT SEPTEMBER 30, 2015	39,535,604	$—	$159,304	($86,345)	($106)	$72,853
_____________________________________________________

See notes to condensed consolidated financial statements.

COVISINT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended September 30,
	2015	2014
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	($10,712)	($19,420)
Adjustments to reconcile net loss to cash provided by (used in) operations:
Depreciation and amortization	3,497	4,687
Deferred income taxes	48	(56)
Stock award compensation	1,822	3,874
Other	5	—
Net change in assets and liabilities:
Accounts receivable	2,723	2,168
Other assets	3,658	1,984
Accounts payable and accrued expenses	(1,625)	2,207
Deferred revenue	(2,986)	(5,747)
Net cash (used in) operating activities	(3,570)	(10,303)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of:
Property and equipment	(3,451)	(1,873)
Capitalized software	(1,526)	(1,429)
Proceeds from asset disposals	29	—
Net cash (used in) investing activities	(4,948)	(3,302)
CASH FLOWS PROVIDED (USED IN) BY FINANCING ACTIVITIES:
Cash payments from former parent company	—	16,347
Cash payments to former parent company	—	(9,247)
Vendor financing payments	(369)	—
Net proceeds from exercise of stock awards	486	1,184
Net cash provided by financing activities	117	8,284
EFFECT OF EXCHANGE RATE CHANGES ON CASH	19	(47)
NET CHANGE IN CASH	(8,382)	(5,368)
CASH AT BEGINNING OF PERIOD	50,077	49,536
CASH AT END OF PERIOD	$41,695	$44,168

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

The Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), for interim financial information and with the instructions of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based its assumptions and estimates on the facts and circumstances existing at September 30, 2015, final amounts may differ from these estimates. In the opinion of the Company’s management, the accompanying Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented.

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

2.    CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS
The components of the Company’s intangible assets are as follows (in thousands):

	September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks(1)	$358		$358
Amortizing intangible assets:
Capitalized software(2)	$35,866	($25,861)	$10,005
Customer relationship agreements	2,585	(2,585)	—
Trademarks	80	(80)	—
Total amortizing intangible assets	$38,531	($28,526)	$10,005

	March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks(1)	$358		$358
Amortizing intangible assets:
Capitalized software(2)	$34,340	($24,052)	$10,288
Customer relationship agreements	2,585	(2,585)	—
Trademarks	80	(80)	—
Total amortizing intangible assets	$37,005	($26,717)	$10,288
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

Amortization expense of intangible assets was $0.9 million and $1.8 million for the three months ended September 30, 2015 and 2014, respectively, and $1.8 million and $3.6 million for the six months ended September 30, 2015 and 2014, respectively. Estimated future amortization expense, based on identified intangible assets at September 30, 2015, is expected to be as follows (in thousands):

	At September 30, 2015 for the Year Ending March 31,
	2016	2017	2018	2019	2020	2021
Capitalized software	$1,598	$3,319	$2,621	$1,271	$902	$294

3.    EARNINGS PER COMMON SHARE

Basic earnings per common share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potentially dilutive equivalent shares outstanding using the treasury method.

EPS data were computed as follows (in thousands, except for per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Basic loss per share:
Numerator: Net loss	($4,126)	($7,304)	($10,712)	($19,420)
Denominator:
Weighted-average common shares outstanding	39,346	37,972	39,203	37,730
Basic loss per share	($0.10)	($0.19)	($0.27)	($0.51)
Diluted loss per share:
Numerator: Net loss	($4,126)	($7,304)	($10,712)	($19,420)
Denominator:
Weighted-average common shares outstanding	39,346	37,972	39,203	37,730
Dilutive effect of stock awards	—	—	—	—
Total shares	39,346	37,972	39,203	37,730
Diluted loss per share	($0.10)	($0.19)	($0.27)	($0.51)

Stock awards to purchase approximately 4,469,000 and 4,413,000 shares for the three months ended September 30, 2015 and 2014, respectively, and 4,554,000 and 4,472,000 shares for the six months ended September 30, 2015 and 2014, respectively, were excluded from the diluted EPS calculation because they were anti-dilutive.

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

Beginning on May 30, 2014, two putative class actions were filed in the U.S. District Court for the Southern District of New York against the Company, directors and certain officers at the time of the Company's initial public offering ("IPO") alleging violation of securities laws in connection with the Company's IPO and seeking unspecified damages. On August 15, 2014, the cases were consolidated with Charles Rankin appointed lead plaintiff. On October 14, 2014, the lead plaintiff filed a consolidated class action complaint (the “Complaint”) alleging violations of Regulation S-K and Sections 11 and 15 of the Securities Act. The Complaint alleges, among other things that the IPO’s registration statement contained (1) untrue statements and omissions of material facts related to the Company’s projected revenues for fiscal 2014, (2) materially inaccurate statements regarding the Company’s revenue recognition policy, and (3) omissions of known trends, uncertainties and significant risk factors as required to be disclosed by Regulation S-K. The Company filed a motion to dismiss the Complaint that the Court denied on July 1, 2015. We believe the Complaint is without merit, and we intend to vigorously defend it. As the litigation is early in the process, we are unable to estimate the reasonably possible loss or range of loss. The Company currently has no other outstanding litigation.

5.    BENEFIT PLANS

Covisint 401(k) Plan

Effective April 8, 2014, the Company effectively transitioned all Covisint employees from the Compuware 401(k) plan to a newly established Covisint 401(k) plan. All balances were transferred to the new plan. Under the Covisint 401(k) plan, the Company matches 33 percent of employees’ 401(k) contributions up to 2 percent of eligible earnings. Matching contributions vest 100 percent when an employee reaches one year of service. The Company expensed $0.1 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and $0.2 million and $0.3 million for the six months ended September 30, 2015 and 2014, respectively, for our matching contributions to the plan.

Covisint Stock-Based Compensation Plan

In August 2009, Covisint established a 2009 Long-Term Incentive Plan (“2009 Covisint LTIP”) allowing the Board of Directors of Covisint to grant stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance-based cash or RSU awards and annual cash incentive awards to employees and directors of Covisint and its affiliates. The 2009 Covisint LTIP reserves 7.5 million common shares of Covisint for issuance.

As of September 30, 2015, there were 4.1 million stock options and 0.3 million RSUs outstanding from the 2009 Covisint LTIP. No options issued subsequent to the IPO contain performance conditions. For the six months ended September 30, 2015 0.3 million options were exercised by participants of the 2009 Covisint LTIP.

Stock Option Activity

A summary of option activity under the Company’s stock-based compensation plans as of September 30, 2015, and changes during the six months then ended is presented below (shares and intrinsic value in thousands):

	Six Months Ended September 30, 2015
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of April 1, 2015	4,306	$3.93
Granted	230	2.27
Exercised	(304)	1.80
Forfeited/Cancelled	(136)	9.27
Options outstanding as of September 30, 2015	4,096	$3.82	5.69	$555
Options vested and expected to vest, net of estimated forfeitures, as of September 30, 2015	3,944	$3.82	5.56	$555
Options exercisable as of September 30, 2015	1,858	$3.69	3.36	$392

All options were originally granted at estimated fair market value for those granted prior to IPO, and at fair market value for those granted post-IPO. Options expire ten years from the date of grant unless expiration has been otherwise accelerated in accordance with an amendment, termination and/or separation agreement.

Restricted Stock Unit Activity

A summary of non-vested RSU activity as of September 30, 2015, and changes during the six months then ended is presented below. Shares and intrinsic value are presented in thousands.

	Six Months Ended September 30, 2015
	Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Non-vested RSU outstanding at April 1, 2015	338
Granted	176	$2.57
Released	(216)
Forfeited	—
Non-vested RSU outstanding at September 30, 2015	298		$640

Under the 2009 LTIP, a participant may utilize shares of vesting RSU awards to satisfy the withholding tax requirements. During the quarter ended September 30, 2015, 19,191 shares were exchanged and used for the payment of withholding taxes.

Stock Awards Compensation

For the three months ended September 30, 2015 and 2014, net stock awards compensation expense was recorded as follows in thousands:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Stock awards compensation classified as:
Cost of revenue	$22	$69	$52	$584
Research and development	28	28	54	94
Sales and marketing	232	341	341	946
General and administrative	391	817	1,375	2,249
Total stock awards compensation expense before income taxes	$673	$1,255	$1,822	$3,873

For the three months ended September 30, 2015 and 2014 stock compensation expense of $0.7 million and $1.3 million, respectively, was based on normal expense recognition. For the six months ended September 30, 2015 and 2014 total stock compensation expense is comprised of $1.4 million and $2.8 million, respectively, according to the normal expense recognition of the grant, and $0.4 million and $1.1 million, respectively, of accelerated expense recognized due to the cancellation of options for certain current employees, as well as expense recognized due to employee terminations which accelerated vesting pursuant to the terms of these options.

As of September 30, 2015, total unrecognized compensation cost of $3.6 million, net of estimated forfeitures, related to non-vested equity awards granted is expected to be recognized over a weighted-average period of approximately 2.0 years. The following table summarizes the Company’s estimated future recognition of its unrecognized compensation cost related to stock awards as of September 30, 2015 (in thousands).

	Year Ending March 31,
Covisint Stock-Based Compensation Plan:	Total	2016	2017	2018	2019	2020
Stock Compensation Expense	$3,584	$1,004	$1,613	$742	$217	$8

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

OVERVIEW
Covisint provides an open, developer friendly, enterprise class cloud platform (“Platform”) enabling organizations to build solutions that quickly and securely identify, authenticate and connect users, devices, applications and information. Our Platform has been successfully operating globally on an enterprise scale for over 12 years, and is the technology behind innovative industry solutions such as Hyundai's Blue LinkTM and Cisco's Services Exchange PlatformTM (“SXP”).

Our Platform provides a robust, and highly-secure cloud-based business-to-business ("B2B") exchange for automotive supply chains, providing the right information and access to the right person at the right time. The Platform is a set of unique and tightly-integrated technologies for identity management, messaging and portal services, which we offer as a Platform-as-a-Service ("PaaS"). We believe that we are well positioned in the PaaS marketplace to deliver on Internet of Things ("IoT") and identity-centric solutions.

Covisint recently executed a number of transformational strategic initiatives to enhance our long-term outlook. First, we applied our research and development investment toward enabling our enterprise-grade, cloud-based PaaS to be easily deployed, in any data center globally, with a robust third-party developer environment for partners and third-parties to easily build on and extend the Platform. Next, we significantly reduced our services business by developing relationships with service partners who are qualified to set up, develop and implement solutions based upon the Platform’s technology. As a result of the shift away from providing services, Covisint’s services revenue declined to $6.0 million or 16% of revenue in the six months ended September 30, 2015 from $11.1 million or 26% of revenue for the six months ended September 30, 2014. Further, we reevaluated our underperforming healthcare portfolio and decided to stop selling our DocSite application to new customers and not to renew existing customers. As a result of these strategic decisions, revenue from the Company’s healthcare business gradually decreased during fiscal 2015, and we expect our healthcare revenue to account for less than 20% of the Company’s revenue in fiscal 2016.

We have significantly advanced our strategic partnership with Cisco Systems, Inc. ("Cisco"). Following entry into our Software License and Hosting Agreement with Cisco in November 2013, we have worked with Cisco to integrate our Platform with Cisco applications to build the Cisco SXP. We have significant subscription revenue directly from Cisco relating to the use and development of the Platform as part of the Cisco SXP. Moreover, in January and April 2015, we enabled Cisco to enter into the prime contracts with various divisions of General Motors Company (collectively, "General Motors" or "GM") to provide most of the service that we historically provided to GM with Cisco as prime contractor and Covisint as subcontractor (collectively, the "GM Contracts"). Under the GM Contracts, we received the annual service fees in advance. With Cisco’s involvement, we were able to extend the terms of each contract through April 2020 and eliminate GM’s ability to terminate these agreements for convenience. We retain our deep relationships with GM, and we are actively working to sell additional business to GM.

The majority of our revenue is generated through subscription fees that enable our customers to access our Platform. Subscription and support revenue accounted for $15.3 million and $16.8 million, or 83% and 77% of our total revenue for the three months ended September 30, 2015 and 2014, respectively, and $30.9 million and $32.3 million, or 84% and 74% of our total revenue for the six months ended September 30, 2015 and 2014, respectively.

We also generate revenue from the provision of services related to implementation, solution deployment and on-boarding of new customers onto our Platform. Services revenue accounted for $3.1 million and $5.0 million, or 17% and 23% of our total revenue for the three months ended September 30, 2015 and 2014, respectively, and $6.0 million and $11.1 million, or 16% and 26% of our total revenue for the six months ended September 30, 2015 and 2014, respectively.

For the three months ended September 30, 2015 respectively, Cisco accounted for 41% of our total revenue, of which 28% is related to the transfer of the GM Contracts and the augmentation of the SXP platform. Our stand-alone business with General Motors, which is primarily services, accounted for 3% of our total revenue in the three months ended September 30, 2015. For the six months ended September 30, 2015, Cisco accounted for 36% of our total revenue, of which 25% is related to the transfer of the GM contracts and the augmentation of the SXP platform. Our stand-alone business with General Motors accounted for 8% of our total revenue in the six months ended September 30, 2015. Collectively, the General Motors stand-alone revenue and the related Cisco revenue was 31% and 33% of total revenue for the three and six months ended September 30, 2015, respectively.

Our contracts related to the automotive industry accounted for 53% and 43% of our total revenue for the three months ended September 30, 2015 and 2014, respectively, and 52% and 44% of our total revenue for the six months ended September 30, 2015 and 2014, respectively. The healthcare industry accounted for 16% and 31% of our total revenue in the three months ended September 30, 2015 and 2014, respectively, and 18% and 32% of our total revenue in the six months ended September 30, 2015 and 2014, respectively. Our remaining revenue resides in the enterprise business unit that services Cisco, the energy, financial services, travel and other non-automotive and non-healthcare industries. Revenue from outside of the U.S. accounted for 15% and 14% of our total revenue in the three months ended September 30, 2015 and 2014, respectively, and 15% and 16% of our total revenue in the six months ended September 30, 2015 and 2014, respectively.

To support our growth strategies and capitalize on current technology trends, we are actively investing in our business and do not expect to be profitable during fiscal 2016. We experienced net (losses) of $(4.1) million and $(7.3) million in the three months ended September 30, 2015 and 2014, respectively, and $(10.7) million and $(19.4) million in the six months ended September 30, 2015 and 2014, respectively. Our improvement in net (losses) of $3.2 million and $8.7 million for the three and six months ended September 30, 2015, respectively, was principally due to a) the shift away from lower margin healthcare application business; b) the restructuring of our services business which included our shift away from developing and selling applications that require significant amounts of services to implement; and c) the reduction of stock compensation expense of $0.6 million and $2.1 million in the six months ended September 30, 2015 and 2014, respectively. In addition, we made, and continue to make, substantial investments to build our solutions and services, grow and maintain our business, and acquire customers.
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

We have historically capitalized a significant portion of our research and development costs related to software development. Our total research and development costs incurred were $4.3 million and $3.2 million during the three months ended September 30, 2015 and 2014, respectively, and $8.3 million and $7.1 million during the six months ended September 30, 2015 and 2014, respectively. Of our total research and development costs incurred, we capitalized 26% and 20% during the three months ended September 30, 2015 and 2014, respectively, and 18% and 20% during the six months ended September 30, 2015 and 2014, respectively. The increased capitalization of our research and development costs for the three months ended September 30, 2015, was due to the larger volume of projects meeting the U.S. GAAP capitalization criterion as compared to the same period in 2014.

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

The table below provides reconciliations between the non-U.S. GAAP financial measures discussed above to the comparable U.S. GAAP measures of gross profit:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Gross profit	$9,924	$7,409	$18,629	$13,730
Gross margin	54%	34%	51%	32%
Adjustments:
Stock compensation expense—cost of revenue	$22	$69	$52	$584
% of total revenue	—%	—%	—%	1%
Amortization of capitalized software—cost of revenue	$905	$1,731	$1,809	$3,375
% of total revenue	5%	8%	5%	8%
Non-GAAP gross profit	$10,851	$9,209	$20,490	$17,689
Non-GAAP gross margin	59%	42%	56%	41%
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

Services contract value varies significantly for each customer agreement, and can be impacted by a number of trends which make the prediction of our future services revenue difficult. These trends include, but are not necessarily limited to, improvements in our Platform that make it easier for our customers to build and launch new business process innovations on the Platform, the implementation of our certified partner program, and a reduction in the effort required to launch the customer.

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

General and Administrative

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

RESULTS OF OPERATIONS

The following table is a summary of our condensed consolidated statements of comprehensive loss data (in thousands, except for per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014

Condensed Consolidated Statements of Comprehensive Loss Data:
Subscription and support	$15,251	$16,759	$30,915	$32,268
Services	3,142	4,976	5,960	11,054
Total revenue	18,393	21,735	36,875	43,322
Cost of revenue(1)	8,469	14,326	18,246	29,592
Gross profit	9,924	7,409	18,629	13,730
Operating expenses:
Research and development(1)	3,127	2,583	6,790	5,699
Sales and marketing(1)	7,183	8,003	14,659	17,775
General and administrative(1)	3,730	4,111	7,817	9,657
Total operating expenses	14,040	14,697	29,266	33,131
Operating loss	(4,116)	(7,288)	(10,637)	(19,401)
Other income (expense)	(33)	17	(31)	39
Loss before income taxes	(4,149)	(7,271)	(10,668)	(19,362)
Income tax provision (benefit)	(23)	33	44	58
Net loss	($4,126)	($7,304)	($10,712)	($19,420)
Basic and diluted loss per share	($0.10)	($0.19)	($0.27)	($0.51)
Weighted-average shares outstanding, Basic and diluted	39,346	37,972	39,203	37,730

(1)
All future stock compensation is expected to be granted in the form of Covisint stock awards or restricted stock units and recorded as a non-cash expense. The statements and line items above include stock compensation as detailed in the table below.

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Stock awards compensation classified as:
Cost of revenue	$22	$69	$52	$584
Research and development	28	28	54	94
Sales and marketing	232	341	341	946
General and administrative	391	817	1,375	2,249
Total stock awards compensation expense before income taxes	$673	$1,255	$1,822	$3,873

The following table sets forth a summary of our condensed consolidated statements of comprehensive loss as a percentage of our total revenue:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Condensed Consolidated Statements of Comprehensive Loss Data:
Subscription and support	83%	77%	84%	74%
Services	17	23	16	26
Total revenue	100	100	100	100
Cost of revenue(1)	46	66	49	68
Gross profit	54	34	51	32
Operating expenses:
Research and development(1)	17	12	18	13
Sales and marketing(1)	39	37	40	41
General and administrative(1)	20	19	21	22
Total operating expenses	76	68	79	76
Operating Loss	(22)	(34)	(29)	(45)
Other income (expense)	0	0	0	0
Loss from operations before for income taxes	(23)	(33)	(29)	(45)
Income tax provision (benefit)	0	0	0	0
Net loss	(22)%	(33)%	(29)%	(45)%
________________________________________________

(1)
All future stock compensation is expected to be granted in the form of Covisint stock awards and recorded as a non-cash expense. Refer to the table above for the breakdown of stock compensation included in these line item percentages.

THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Revenue

Revenue derived from our subscription and support and services is presented in the table below:

	Three Months Ended September 30,		Period-to-Period Change
	2015	2014	$	%
	(In thousands)
Subscription and support	$15,251	$16,759	($1,508)	(9)%
Services	3,142	4,976	(1,834)	(37)%
Total revenue	$18,393	$21,735	($3,342)	(15)%

Our total revenue decreased to $18.4 million for the three months ended September 30, 2015 from $21.7 million in the three months ended September 30, 2014, representing a 15% decrease in total revenue.

Subscription and support revenue was $15.3 million for the three months ended September 30, 2015, as compared to $16.8 million for the three months ended September 30, 2014. The decrease in subscription revenue was due to the planned decline in our healthcare subscription revenue as a result of our shift away from lower margin healthcare application business. After adjusting for the planned decline in our healthcare application business, our subscription business has grown 8% period to period.

Our services revenue declined to $3.1 million for the three months ended September 30, 2015, as compared to $5.0 million for the three months ended September 30, 2014, respectively, representing a decline of 37%. For the three months ended September 30, 2015, the decline in services revenue is attributed to 1) an improvement in the ease of implementation of our Platform that results in quicker, less costly installations; 2) improvements in our platform that allow customers to perform portions of the implementations themselves; 3) a reduction in ad hoc service projects with major subscription customers; and 4) shifting away from the development of applications that require significant amount of services to implement to our service partners.

Cost of Revenue

Cost of revenue is presented in the table below:

	Three Months Ended September 30,		Period-to-Period Change
	2015	2014	$	%
	(In thousands)
Cost of revenue	$8,469	$14,326	($5,857)	(41)%
Gross margin	54%	34%

Cost of revenue decreased $5.9 million for the three months ended September 30, 2015 as compared to the same period in 2014. The decrease is primarily attributable to a sharp decline in personnel expense due to the strategic initiative to exit the low margin services business. In addition, the amortization of intangibles decreased due to 2015 fiscal year activity including the write down in the 2015 fiscal year of our Docsite customer relationships and trademark intangibles associated with the exit of our Docsite healthcare business, as well as the impairment of capitalized software related to healthcare specific projects.

Our gross margin increased to 54% for the three months ended September 30, 2015, as compared with 34% for the same period in 2014. The improved margins were primarily due to the execution of cost savings initiatives related to the changes in our services business discussed above, as well as our planned shift out of lower margin subscription businesses.

Research and Development

Research and development costs incurred, expensed and capitalized are presented in the table below:

	Three Months Ended September 30,		Period-to-Period Change
	2015	2014	$	%
	(In thousands)
Research and development costs incurred	$4,253	$3,222	$1,031	32%
Capitalized internal software costs	(1,126)	(639)	(487)	76%
Research and development costs expensed	$3,127	$2,583	$544	21%
Percentage of total revenue:
Research and development costs incurred	23%	15%
Research and development costs expensed	17%	12%

Research and development costs incurred increased for the three months ended September 30, 2015, as compared to the same period in 2014, primarily due to an increase in development costs associated with our Next-gen and IoT platforms as well as our Covisint "Anywhere" offering.

We capitalized $1.1 million and $0.6 million of internal software (research and development) costs for the three months ended September 30, 2015 and 2014, respectively. The increased capitalization of our research and development costs for the three months ended September 30, 2015 was due to the larger volume of projects meeting the capitalization criterion as compared to the same period in 2014.

Sales and Marketing

Sales and marketing costs are presented in the table below:

	Three Months Ended September 30,		Period-to-Period Change
	2015	2014	$	%
	(In thousands)
Sales and marketing	$7,183	$8,003	($820)	(10)%
Percentage of total revenue	39%	37%

Sales and marketing costs decreased for the three months ended September 30, 2015, compared to the same period in 2014, primarily due to the restructuring initiatives of the direct sales and marketing organizations associated with our shift away from selling and marketing the lower margin healthcare applications. During the three months ended September 30, 2015, we continued to invest in a platform focused sales and marketing organization in support of our go to market strategy.

General and Administrative

General and administrative costs are presented in the table below:

	Three Months Ended September 30,		Period-to-Period Change
	2015	2014	$	%
	(In thousands)
General and administrative	$3,730	$4,111	($381)	(9)%
Percentage of total revenue	20%	19%

General and administrative costs decreased by $0.4 million for the three months ended September 30, 2015, as compared to the same period in 2014 which was primarily a result of a decrease in stock compensation expense of $0.4 million.

SIX MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Revenue

Revenue derived from our subscription and support and services is presented in the table below:

	Six Months Ended September 30,		Period-to-Period Change
	2015	2014	$	%
	(In thousands)
Subscription and support	$30,915	$32,268	($1,353)	(4)%
Services	5,960	11,054	(5,094)	(46)%
Total revenue	$36,875	$43,322	($6,447)	(15)%

Our total revenue decreased to $36.9 million for the six months ended September 30, 2015 from $43.3 million in the six months ended September 30, 2014, representing a 15% decrease in total revenue.

Subscription and support revenue was $30.9 million for the six months ended September 30, 2015 as compared to $32.3 million for the six months ended September 30, 2014. The decrease in subscription revenue was primarily due to the planned decline in our healthcare subscription revenue and shift away from lower margin healthcare application business. After adjusting for the planned decline in our healthcare application business, our subscription business has grown 10% period to period.

Our services revenue declined to $5.9 million for the six months ended September 30, 2015, as compared to $11.1 million for the six months ended September 30, 2014, respectively, representing a decline of 46%. For the six months ended September 30, 2015, the decline in services revenue is attributed to: 1) an improvement in the ease of implementation of our Platform that results in quicker, less costly installations; 2) improvements in our platform that allow customers to perform portions of the implementations themselves; 3) a reduction in ad hoc service projects with major subscription customers; and 4) shifting away from the development of applications that require significant amount of services to implement to our service partners.

Cost of Revenue

Cost of revenue is presented in the table below:

	Six Months Ended September 30,		Period-to-Period Change
	2015	2014	$	%
	(In thousands)
Cost of revenue	$18,246	$29,592	($11,346)	(38)%
Gross margin	51%	32%

Cost of revenue decreased $11.3 million for the six months ended September 30, 2015 as compared to the same period in 2014. The decrease is primarily attributable to a sharp decline in personnel expense due to the strategic initiative to exit the low margin services business. In addition, the amortization of intangibles decreased due to 2015 fiscal year activity including the write down of our Docsite customer relationships and trademark intangibles associated with the exit of our Docsite healthcare business, as well as the impairment of capitalized software related to healthcare specific projects.

Our gross margin increased to 51% for the six months ended September 30, 2015, as compared with 32% for the same period in 2014. The improved margins were primarily due to the execution of cost savings initiatives related to the changes in our services business discussed above, as well as our planned shift out of lower margin subscription business.

Research and Development

Research and development costs incurred, expensed and capitalized are presented in the table below:

	Six Months Ended September 30,		Period-to-Period Change
	2015	2014	$	%
	(In thousands)
Research and development costs incurred	$8,316	$7,128	$1,188	17%
Capitalized internal software costs	(1,526)	(1,429)	(97)	7%
Research and development costs expensed	$6,790	$5,699	$1,091	19%
Percentage of total revenue:
Research and development costs incurred	23%	16%
Research and development costs expensed	18%	13%

Research and development costs incurred increased for the six months ended September 30, 2015, as compared to the same period in 2014, primarily due to an increase in development costs associated with our Next-gen and IoT platforms as well as our Covisint "Anywhere" offering.

We capitalized $1.5 million and $1.4 million of internal software (research and development) costs for the six months ended September 30, 2015 and 2014, respectively.

Sales and Marketing

Sales and marketing costs are presented in the table below:

	Six Months Ended September 30,		Period-to-Period Change
	2015	2014	$	%
	(In thousands)
Sales and marketing	$14,659	$17,775	($3,116)	(18)%
Percentage of total revenue	40%	41%

Sales and marketing costs decreased for the six months ended September 30, 2015, compared to the same period in 2014, primarily due to the restructuring initiatives of the direct sales and marketing organizations associated with our shift away from selling and marketing the lower margin healthcare applications. During the six months ended September 30, 2015, we continued to invest in a platform focused sales and marketing organization in support of our go to market strategy.

General and Administrative

General and administrative costs are presented in the table below:

	Six Months Ended September 30,		Period-to-Period Change
	2015	2014	$	%
	(In thousands)
General and administrative	$7,817	$9,657	($1,840)	(19)%
Percentage of total revenue	21%	22%

General and administrative costs decreased by $1.8 million for the six months ended September 30, 2015, as compared to the same period in 2014, which was primarily due to a decrease in stock compensation expense of $0.9 million, as well as the continued rationalization of our general and administrative structure.

LIQUIDITY AND CAPITAL RESCOURCES
In summary, our cash flows for the six months ended September 30, 2015 and 2014 were:

	Six Months Ended September 30,
	2015	2014
Condensed and Consolidated Statement of Cash Flows Data:	(In thousands)
Net cash (used in) operating activities	($3,570)	($10,303)
Net cash (used in) investing activities	(4,948)	(3,302)
Net cash provided by financing activities	117	8,284
Effect of exchange rate	19	(47)
Net change in cash	($8,382)	($5,368)

The consolidated statements of cash flows included in this report compute net cash from operating activities using the indirect cash flow method. Therefore, non-cash adjustments and net changes in assets and liabilities (net of effects from acquisitions and currency fluctuations) are adjusted from net income to derive net cash from operating activities.

Cash Flows from Operating Activities

Cash used in operating activities was $6.7 million favorable for the six months ended September 30, 2015, compared to the same period in 2014, primarily due to our improved cost structure as well as favorable working capital fluctuations attributable in part to the advanced payment of annual services fees from a strategic partner contract.

Cash Flows from Investing Activities

Cash used in investing activities typically consists of the purchase of property and equipment associated with our infrastructure and the expenditures on capitalized internal software (research and development) costs related to expanding our cloud-based Platform. In the six months ended September 30, 2015, purchases of property and equipment primarily consisted of leasehold improvements associated with the relocation of our corporate headquarters to Southfield, Michigan in May 2015.

Cash used in investing activities increased $1.6 million for the six months ended September 30, 2015, compared with the same period in 2014, primarily attributable to an increase in cash paid for capital expenditures and leasehold improvements due to the relocation of our corporate headquarters.

For the six months ended September 30, 2015, cash used in investing activities less deprecation exceeded the increase in Property and Equipment and Capitalized Software reported on the Condensed Consolidated Balance Sheets by approximately $1.5 million. The difference is attributable to cash payments made during the six months ended September 30, 2015 on purchases appropriately recorded per U.S. GAAP as increases to Property and Equipment and Accounts Payable on the Consolidated Balance Sheet as of March 31, 2015.

Cash Flows from Financing Activities

Cash provided by financing activities decreased $8.2 million for the six months ended September 30, 2015, as compared with the same period in 2014, primarily due to approximately $7.1 million of net payments from our former parent company in the prior period as well as a $0.7 million reduction in proceeds received from exercises of stock awards.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed primarily to market risks associated with foreign currency exchange rates. We do not use derivative financial instruments or forward foreign exchange contracts for investment, speculative or trading purposes. We believe our foreign currency risk is minimal as 85% and 94% of our revenue was based in U.S. dollars for the six months ended September 30, 2015 and 2014, respectively. In addition, we have no long-term assets or liabilities in foreign currencies. We do not have a material exposure to market risk with respect to investments.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their objectives. Based upon the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Beginning on May 30, 2014, two putative class actions were filed in the U.S. District Court for the Southern District of New York against the Company, directors and certain officers at the time of the Company's initial public offering ("IPO") alleging violation of securities laws in connection with the Company's IPO and seeking unspecified damages. On August 15, 2014, the cases were consolidated with Charles Rankin appointed lead plaintiff. On October 14, 2014, the lead plaintiff filed a consolidated class action complaint (the “Complaint”) alleging violations of Regulation S-K and Sections 11 and 15 of the Securities Act. The Complaint alleges, among other things that the IPO’s registration statement contained (1) untrue statements and omissions of material facts related to the Company’s projected revenues for fiscal 2014, (2) materially inaccurate statements regarding the Company’s revenue recognition policy, and (3) omissions of known trends, uncertainties and significant risk factors as required to be disclosed by Regulation S-K. The Company filed a motion to dismiss the Complaint that the Court denied on July 1, 2015. We believe the Complaint is without merit, and we intend to vigorously defend it. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULT UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Not Applicable.
ITEM 6. EXHIBITS

The following exhibits are filed herewith.

Exhibit Number	Description of Document
10.1*+	Software License and Hosting Services Agreement dated November 19, 2013 by and between Covisint Corporation and Cisco Systems, Inc.
10.2*+	Amendment No. 1 to Software License and Hosting Services Agreement dated December 1, 2014 by and between Covisint Corporation and Cisco Systems, Inc.
10.3*+	Statement of Work dated October 1, 2014 by and between Covisint Corporation and Cisco Systems, Inc.
10.4*+	Statement of Work dated January 1, 2015 by and between Covisint Corporation and Cisco Systems, Inc.
10.5*+	Statement of Work dated February 1, 2015 by and between Covisint Corporation and Cisco Systems, Inc.
10.6*+	Statement of Work dated September 29, 2015 by and between Covisint Corporation and Cisco Systems,
10.7*+	Statement of Work dated September 30, 2015 by and between Covisint Corporation and Cisco Systems,Inc
10.8*+	Statement of Work dated November 5, 2015 by and between Covisint Corporation and Cisco Systems, Inc
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act
32.1**	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the SEC pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.
*	Indicates an exhibit which is filed herewith.
**	Indicates an exhibit which is furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COVISINT CORPORATION

Date:	November 12, 2015	By: /s/ Samuel M. Inman, III
Samuel M. Inman, III
Chief Executive Officer
Principal Executive Officer

Date:	November 12, 2015	By: /s/ Enrico Digirolamo
Enrico Digirolamo
Chief Financial Officer
Principal Accounting Officer