Form 10-Q
period 2015-12-31
Covisint Corp
filed 2016-02-05
CIK 1563699

As filed with the Securities and Exchange Commission on February 5, 2016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
As of February 4, 2016, there were outstanding 40,429,806 shares of Common Stock, no par value, of the registrant.

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

COVISINT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	December 31, 2015	March 31, 2015
ASSETS
CURRENT ASSETS:
Cash	$37,615	$50,077
Accounts receivable, net	9,628	15,348
Deferred tax asset, net	41	16
Prepaid expenses	2,461	3,160
Other current assets	1,866	4,209
Total current assets	51,611	72,810
PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION	8,642	8,809
CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS, NET	10,600	10,646
OTHER:
Goodwill	25,385	25,385
Deferred costs	733	1,736
Deferred tax asset, net	1,350	1,528
Other assets	367	928
Total other assets	27,835	29,577
TOTAL ASSETS	$98,688	$121,842
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,038	$7,703
Accrued commissions	2,814	3,286
Deferred revenue	12,180	18,029
Accrued expenses	2,154	3,344
Deferred tax liability, net	1,495	1,597
Total current liabilities	23,681	33,959
DEFERRED REVENUE	1,642	3,914
ACCRUED LIABILITIES	2,542	2,622
Total liabilities	27,865	40,495
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, no par value - authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, no par value - authorized 50,000,000 shares; issued and outstanding 40,429,806 (39,033,900 issued and outstanding as of March 31, 2015)	—	—
Additional paid-in capital	161,418	157,004
Retained deficit	(90,417)	(75,633)
Accumulated other comprehensive loss	(178)	(24)
Total shareholders' equity	70,823	81,347
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$98,688	$121,842

See notes to condensed consolidated financial statements.

COVISINT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
REVENUE	$19,162	$21,755	$56,037	$65,077
COST OF REVENUE	8,822	14,384	27,068	43,976
GROSS PROFIT	10,340	7,371	28,969	21,101
OPERATING EXPENSES:
Research and development	3,100	2,865	9,890	8,564
Sales and marketing	8,564	7,006	23,223	24,781
General and administrative	2,699	4,455	10,516	14,112
Total operating expenses	14,363	14,326	43,629	47,457
OPERATING LOSS	(4,023)	(6,955)	(14,660)	(26,356)
Other income (expense)	3	15	(28)	54
LOSS BEFORE INCOME TAXES	(4,020)	(6,940)	(14,688)	(26,302)
INCOME TAX PROVISION	52	21	96	79
NET LOSS	($4,072)	($6,961)	($14,784)	($26,381)
Basic and diluted loss per share	($0.10)	($0.18)	($0.38)	($0.69)
OTHER COMPREHENSIVE LOSS, NET OF TAX
Foreign currency translation adjustments	(72)	(45)	(154)	(8)
OTHER COMPREHENSIVE LOSS, NET OF TAX	(72)	(45)	(154)	(8)
COMPREHENSIVE LOSS	($4,144)	($7,006)	($14,938)	($26,389)

See notes to condensed consolidated financial statements.

COVISINT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
NINE MONTHS ENDED DECEMBER 31, 2015
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
BALANCE AT MARCH 31, 2015	39,033,900	$—	$157,004	($75,633)	($24)	$81,347
Net loss				(14,784)		(14,784)
Covisint stock compensation (Note 5)			2,339			2,339
Covisint stock option exercise/ RSU Vesting Net (Note 5)	1,395,906		2,086			2,086
Income taxes			(11)			(11)
Foreign currency translation					(154)	(154)
BALANCE AT DECEMBER 31, 2015	40,429,806	$—	$161,418	($90,417)	($178)	$70,823
_____________________________________________________

See notes to condensed consolidated financial statements.

COVISINT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended December 31,
	2015	2014
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	($14,784)	($26,381)
Adjustments to reconcile net loss to cash provided by (used in) operations:
Depreciation and amortization	5,144	7,091
Deferred income taxes	64	(8)
Stock award compensation	2,339	5,571
Net change in assets and liabilities:
Accounts receivable	5,684	7,626
Other assets	4,611	2,713
Accounts payable and accrued expenses	(2,600)	105
Deferred revenue	(8,101)	(11,134)
Net cash (used in) operating activities	(7,643)	(14,417)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of:
Property and equipment	(3,772)	(1,975)
Capitalized software	(2,565)	(2,298)
Proceeds from asset disposals	33	—
Net cash (used in) investing activities	(6,304)	(4,273)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Cash payments from former parent company	—	23,999
Cash payments to former parent company	—	(13,879)
Vendor financing payments	(548)	—
Net proceeds from exercise of stock awards	2,074	2,404
Net cash provided by financing activities	1,526	12,524
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(41)	(45)
NET CHANGE IN CASH	(12,462)	(6,211)
CASH AT BEGINNING OF PERIOD	50,077	49,536
CASH AT END OF PERIOD	$37,615	$43,325

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

The Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), for interim financial information and with the instructions of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based its assumptions and estimates on the facts and circumstances existing at December 31, 2015, final amounts may differ from these estimates. In the opinion of the Company’s management, the accompanying Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented.

The Company has evaluated subsequent events through the date these Financial Statements were issued.

These Financial Statements should be read in conjunction with the Company's 2015 Annual Report on Form 10-K. There have been no significant changes to the Company’s accounting policies as disclosed in the Company’s 2015 Annual Report on Form 10-K.

Software License Fees

During the three months ended December 31, 2015, the Company completed a $1.0 million sale of a Docsite perpetual license to a single customer. The Company received the full cash payment for the license during the current quarter, and does not expect revenue from perpetual license sales in subsequent quarters. The Company's software license agreement provided the customer with a right to use the DocSite software perpetually, and did not contain any provisions for maintenance, upgrades, or software related services. Accordingly, the full value of the contract was recognized as revenue upon delivery of the license.

Accrued Expenses

During the three months ended December 31, 2015, the Company recorded a $1.1 million favorable adjustment related to a non-income tax contingency. The adjustment resulted in a reduction to Accrued Expenses reported in the Condensed Consolidated Balance Sheets, as well as a reduction to General and Administrative Operating Expense reported in the Condensed Consolidated Statements of Comprehensive Loss.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU ("Accounting Standards Update") 2014-09, "Revenue from Contracts with Customers (Topic 606)," a new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that revenue should be recognized as goods or services are transferred to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the delay, this ASU will now be effective for annual and interim periods beginning on or after December 15, 2017, with early adoption permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company is currently evaluating the impact of adopting this guidance.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes", which will require entities to present all deferred tax liabilities and assets as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The standard can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. As this standard impacts presentation only, the adoption of ASU 2015-17 is not expected to have an impact on the Company's financial condition, results of operations and cash flows.

2.    CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS
The components of the Company’s intangible assets are as follows (in thousands):

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks(1)	$358		$358
Amortizing intangible assets:
Capitalized software(2)	$36,905	($26,663)	$10,242
Customer relationship agreements	2,585	(2,585)	—
Trademarks	80	(80)	—
Total amortizing intangible assets	$39,570	($29,328)	$10,242

	March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks(1)	$358		$358
Amortizing intangible assets:
Capitalized software(2)	$34,340	($24,052)	$10,288
Customer relationship agreements	2,585	(2,585)	—
Trademarks	80	(80)	—
Total amortizing intangible assets	$37,005	($26,717)	$10,288
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

Amortization expense of intangible assets was $0.8 million and $1.8 million for the three months ended December 31, 2015 and 2014, respectively, and $2.6 million and $5.4 million for the nine months ended December 31, 2015 and 2014, respectively. Estimated future amortization expense, based on identified intangible assets at December 31, 2015, is expected to be as follows (in thousands):

	At December 31, 2015 for the Year Ending March 31,
	2016	2017	2018	2019	2020	2021
Capitalized software	$800	$3,527	$2,829	$1,479	$1,110	$497

3.    EARNINGS PER COMMON SHARE

Basic earnings per common share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potentially dilutive equivalent shares outstanding using the treasury method.

EPS data were computed as follows (in thousands, except for per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Basic loss per share:
Numerator: Net loss	($4,072)	($6,961)	($14,784)	($26,381)
Denominator:
Weighted-average common shares outstanding	39,791	38,423	39,400	37,962
Basic loss per share	($0.10)	($0.18)	($0.38)	($0.69)
Diluted loss per share:
Numerator: Net loss	($4,072)	($6,961)	($14,784)	($26,381)
Denominator:
Weighted-average common shares outstanding	39,791	38,423	39,400	37,962
Dilutive effect of stock awards	—	—	—	—
Total shares	39,791	38,423	39,400	37,962
Diluted loss per share	($0.10)	($0.18)	($0.38)	($0.69)

Stock awards to purchase approximately 4,162,000 and 4,927,000 shares for the three months ended December 31, 2015 and 2014, respectively, and 4,423,000 and 4,800,000 shares for the nine months ended December 31, 2015 and 2014, respectively, were excluded from the diluted EPS calculation because they were anti-dilutive.

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

Beginning on May 30, 2014, two putative class actions were filed in the U.S. District Court for the Southern District of New York against the Company, directors and certain officers at the time of the Company's initial public offering ("IPO") alleging violation of securities laws in connection with the Company's IPO and seeking unspecified damages. On August 15, 2014, the cases were consolidated with Charles Rankin appointed lead plaintiff. On October 14, 2014, the lead plaintiff filed a consolidated class action complaint (the “Complaint”) alleging violations of Regulation S-K and Sections 11 and 15 of the Securities Act. The Complaint alleges, among other things that the IPO’s registration statement contained (1) untrue statements and omissions of material facts related to the Company’s projected revenues for fiscal 2014, (2) materially inaccurate statements regarding the Company’s revenue recognition policy, and (3) omissions of known trends, uncertainties and significant risk factors as required to be disclosed by Regulation S-K. The Company filed a motion to dismiss the Complaint that the Court denied on July 1, 2015. We believe the Complaint is without merit, and we intend to vigorously defend it. As the litigation is early in the process, we are unable to estimate the reasonably possible loss or range of loss. The Company currently has no other material litigation.

5.    BENEFIT PLANS

Covisint 401(k) Plan

Effective April 8, 2014, the Company effectively transitioned all Covisint employees from the Compuware 401(k) plan to a newly established Covisint 401(k) plan. All balances were transferred to the new plan. Under the Covisint 401(k) plan, the

Company matches 33 percent of employees’ 401(k) contributions up to 2 percent of eligible earnings. Matching contributions vest 100 percent when an employee reaches one year of service. The Company expensed $0.1 million and $0.1 million for the three months ended December 31, 2015 and 2014, respectively, and $0.3 million and $0.4 million for the nine months ended December 31, 2015 and 2014, respectively, for our matching contributions to the plan.

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

As of December 31, 2015, there were 3.0 million stock options and 0.3 million RSUs outstanding from the 2009 Covisint LTIP. No options issued subsequent to the IPO contain performance conditions. For the nine months ended December 31, 2015 1.2 million options were exercised by participants of the 2009 Covisint LTIP.

Stock Option Activity

A summary of option activity under the Company’s stock-based compensation plans as of December 31, 2015, and changes during the nine months then ended is presented below (shares and intrinsic value in thousands):

	Nine Months Ended December 31, 2015
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of April 1, 2015	4,306	$3.93
Granted	280	2.27
Exercised	(1,199)	1.79
Forfeited/Cancelled	(393)	4.96
Options outstanding as of December 31, 2015	2,994	$4.49	7.57	$352
Options vested and expected to vest, net of estimated forfeitures, as of December 31, 2015	2,852	$4.54	7.50	$346
Options exercisable as of December 31, 2015	1,126	$5.78	7.82	$6

All options were originally granted at estimated fair market value for those granted prior to IPO, and at fair market value for those granted post-IPO. Options expire ten years from the date of grant unless expiration has been otherwise accelerated in accordance with an amendment, termination and/or separation agreement.

Restricted Stock Unit Activity

A summary of non-vested RSU activity as of December 31, 2015, and changes during the nine months then ended is presented below. Shares and intrinsic value are presented in thousands.

	Nine Months Ended December 31, 2015
	Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Non-vested RSU outstanding at April 1, 2015	338	$3.91
Granted	176	2.57
Released	(216)	3.37
Forfeited	—
Non-vested RSU outstanding at December 31, 2015	298	$3.50	$744

Under the 2009 Covisint LTIP, a participant may utilize shares of vesting RSU awards to satisfy the withholding tax requirements. During the nine months ended December 31, 2015, approximately 19,000 shares were exchanged and used for the payment of withholding taxes.

Stock Awards Compensation

For the three and nine months ended December 31, 2015 and 2014, net stock awards compensation expense was recorded as follows in thousands:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Stock awards compensation classified as:
Cost of revenue	$16	($1)	$68	$583
Research and development	22	55	76	149
Sales and marketing	69	424	410	1,369
General and administrative	410	1,221	1,785	3,470
Total stock awards compensation expense before income taxes	$517	$1,699	$2,339	$5,571

For the three months ended December 31, 2015 and 2014 stock compensation expense of $0.5 million and $1.7 million, respectively, was based on normal expense recognition. For the nine months ended December 31, 2015 and 2014 total stock compensation expense is comprised of $2.3 million and $5.6 million, respectively, which included $0.4 million and $1.1 million, respectively, of accelerated expense recognized due to the cancellation of options for certain current employees, as well as expense recognized due to employee terminations which accelerated vesting pursuant to the terms of these options.

As of December 31, 2015, total unrecognized compensation cost of $3.1 million, net of estimated forfeitures, related to non-vested equity awards granted is expected to be recognized over a weighted-average period of approximately 2.0 years. The following table summarizes the Company’s estimated future recognition of its unrecognized compensation cost related to stock awards as of December 31, 2015 (in thousands).

	Year Ending March 31,
Covisint Stock-Based Compensation Plan:	Total	2016	2017	2018	2019	2020
Stock Compensation Expense	$3,101	$477	$1,625	$754	$230	$15

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

OVERVIEW
Covisint provides an open, developer friendly, enterprise class cloud platform (“Platform”) enabling organizations to build solutions that quickly and securely identify, authenticate and connect users, devices, applications and information. Our Platform has been successfully operating globally on an enterprise scale for over 12 years, and is the technology behind innovative industry solutions such as Hyundai's Blue LinkTM and Cisco's Service Exchange PlatformTM (“SXP”).

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

Covisint recently executed a number of transformational strategic initiatives to enhance our long-term outlook. First, we applied our research and development investment toward enabling our enterprise-grade, cloud-based PaaS to be easily deployed, in any data center globally, with a robust third-party developer environment for partners and third-parties to easily build on and extend the Platform. Next, we significantly reduced our services business by developing relationships with service partners who are qualified to set up, develop and implement solutions based upon the Platform’s technology. As a result of the shift away from providing services, Covisint’s services revenue declined to $9.9 million or 18% of revenue in the nine months ended December 31, 2015 from $17.2 million or 26% of revenue for the nine months ended December 31, 2014. Further, we reevaluated our underperforming healthcare portfolio and decided to stop selling our DocSite application to new customers and not to renew existing customers. As a result of these strategic decisions, revenue from the Company’s healthcare business gradually decreased during fiscal 2015, and we expect our healthcare revenue to account for approximately 20% of the Company’s revenue in fiscal 2016.

We have significantly advanced our strategic partnership with Cisco Systems, Inc. ("Cisco"). Following entry into our Software License and Hosting Agreement with Cisco in November 2013, we have worked with Cisco to integrate our Platform with Cisco applications to build the Cisco SXP. We receive significant subscription revenue directly from Cisco relating to the use and development of the Platform as part of the Cisco SXP. Moreover, in January and April 2015, we enabled Cisco to enter into the prime contracts with various divisions of General Motors Company (collectively, "General Motors" or "GM") to provide most of the service that we historically provided to GM with Cisco as prime contractor and Covisint as subcontractor (collectively, the "GM Contracts"). Under the GM Contracts, we received the annual service fees in advance. With Cisco’s involvement, we were able to extend the terms of each contract through April 2020 and eliminate GM’s ability to terminate these agreements for convenience. We retain our deep relationships with GM, and we are actively working to sell additional business to GM.

The majority of our revenue is generated through subscription fees that enable our customers to access our Platform. Subscription and support revenue accounted for $15.3 million and $15.7 million, or 80% and 72% of our total revenue for the three months ended December 31, 2015 and 2014, respectively, and $46.2 million and $47.9 million, or 82% and 74% of our total revenue for the nine months ended December 31, 2015 and 2014, respectively.

We also generate revenue from the provision of services related to implementation, solution deployment and on-boarding of new customers onto our Platform, as well as any other non-subscription sales. Services revenue accounted for $3.9 million and $6.1 million, or 20% and 28% of our total revenue for the three months ended December 31, 2015 and 2014, respectively, and $9.9 million and $17.2 million, or 18% and 26% of our total revenue for the nine months ended December 31, 2015 and 2014, respectively.

For the three months ended December 31, 2015, Cisco accounted for 37% of our total revenue, of which 27% of total revenue is related to the transfer of the GM Contracts and the augmentation of the SXP platform. Our stand-alone business with General Motors, which is primarily services, accounted for 5% of our total revenue in the three months ended December 31, 2015. For the nine months ended December 31, 2015, Cisco accounted for 36% of our total revenue, of which 25% of total revenue is related to the transfer of the GM Contracts and the augmentation of the SXP platform. Our stand-alone business with General Motors accounted for 7% of our total revenue in the nine months ended December 31, 2015. Collectively, the General Motors stand-alone revenue and the revenue related to the GM Contracts was 32% and 33% of total revenue for the three and nine months ended December 31, 2015, respectively.

Our contracts related to the automotive industry accounted for 50% and 47% of our total revenue for the three months ended December 31, 2015 and 2014, respectively, and 51% and 45% of our total revenue for the nine months ended December 31, 2015 and 2014, respectively. The healthcare industry accounted for 22% and 28% of our total revenue in the three months ended December 31, 2015 and 2014, respectively, and 19% and 31% of our total revenue in the nine months ended December 31, 2015 and 2014, respectively. Our remaining revenue resides in the enterprise business unit that services Cisco, the energy, financial services, travel and other non-automotive and non-healthcare industries. Revenue from outside of the U.S. accounted for 14% and 13% of our total revenue in the three months ended December 31, 2015 and 2014, respectively, and 15% and 15% of our total revenue in the nine months ended December 31, 2015 and 2014, respectively.

To support our growth strategies and capitalize on current technology trends, we are actively investing in our business and do not expect to be profitable during fiscal 2016. We experienced net (losses) of $(4.1) million and $(7.0) million in the three months ended December 31, 2015 and 2014, respectively, and $(14.8) million and $(26.4) million in the nine months ended December 31, 2015 and 2014, respectively. Our improvement in net (losses) of $2.9 million and $11.6 million for the three and nine months ended December 31, 2015, respectively, was principally due to a) the shift away from lower margin healthcare application business; b) the restructuring of our services business which included our shift away from developing and selling applications that require significant amounts of services to implement; and c) the reduction of stock compensation expense of $1.2 million and $3.2 million for the three and nine months ended December 31, 2015, respectively. In addition, we made, and continue to make, substantial investments to build our solutions and services, grow and maintain our business, and acquire customers.
KEY METRICS

In addition to reporting financial results in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, we monitor a number of other metrics to evaluate our business, measure our performance, identify trends affecting our business, allocate capital and make strategic decisions.

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

We have historically capitalized a portion of our research and development costs associated with our hosted software and application services. Our total research and development costs incurred were $4.1 million and $3.7 million during the three months ended December 31, 2015 and 2014, respectively, and $12.5 million and $10.9 million during the nine months ended December 31, 2015 and 2014, respectively. Of our total research and development costs incurred, we capitalized 25% and 23% during the three months ended December 31, 2015 and 2014, respectively, and 21% and 21% during the nine months ended December 31, 2015 and 2014, respectively. The increased capitalization of our research and development costs for the three months ended December 31, 2015 was primarily due to an increase in development costs associated with our Next-gen and IoT platforms.

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

The table below provides reconciliations between the non-U.S. GAAP financial measures discussed above to the comparable U.S. GAAP measures of gross profit:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Gross profit	$10,340	$7,371	$28,969	$21,101
Gross margin	54%	34%	52%	32%
Adjustments:
Stock compensation expense—cost of revenue	$16	($1)	$68	$583
% of total revenue	—%	—%	—%	1%
Amortization of capitalized software—cost of revenue	$803	$1,728	$2,611	$5,103
% of total revenue	4%	8%	5%	8%
Non-GAAP gross profit	$11,159	$9,098	$31,648	$26,787
Non-GAAP gross margin	58%	42%	56%	41%
COMPONENTS OF OUR RESULTS OF OPERATIONS

Revenue

Our revenue is primarily comprised of fees related to subscription and support as well as services performed. Subscription and support revenue includes fees for our customers and their users to access our Platform. Service revenue is generated from implementation, solution deployment and on-boarding, as well as from other non-subscription sales. Implementation services typically consist of user migration, content migration, branding and configuration to support customer-specific work flows. Our services engagements typically occur in phases and can vary from a few weeks to several months depending on the scope and complexity of the solution. Our customers may choose to do much of this work in-house, through a third party, or with Covisint. We currently subcontract portions of our service engagements to third-party service partners to supplement our staffing needs within this area of the business.

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

Research and Development

Research and development costs are primarily comprised of salaries and personnel-related expenses, services provided by third-party contractors related to software development and testing, software license and hardware fees and depreciation and amortization related to acquisitions and capital expenditures.

We focus our research and development on new and expanded features of our Platform and vertical-specific solutions, utilizing an agile delivery methodology for our Platform enhancements. We capitalize a portion of these costs related to our hosted software and application services that have reached the application development stage. Capitalization of such cost begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose. Our capitalized software costs are amortized as a cost of revenue ratably over 60 months upon completion of the project.

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

RESULTS OF OPERATIONS

The following table is a summary of our condensed consolidated statements of comprehensive loss data (in thousands, except for per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

Condensed Consolidated Statements of Comprehensive Loss Data:
Subscription and support	$15,255	$15,660	$46,169	$47,928
Services	3,907	6,095	9,868	17,149
Total revenue	19,162	21,755	56,037	65,077
Cost of revenue(1)	8,822	14,384	27,068	43,976
Gross profit	10,340	7,371	28,969	21,101
Operating expenses:
Research and development(1)	3,100	2,865	9,890	8,564
Sales and marketing(1)	8,564	7,006	23,223	24,781
General and administrative(1)	2,699	4,455	10,516	14,112
Total operating expenses	14,363	14,326	43,629	47,457
Operating loss	(4,023)	(6,955)	(14,660)	(26,356)
Other income (expense)	3	15	(28)	54
Loss before income taxes	(4,020)	(6,940)	(14,688)	(26,302)
Income tax provision	52	21	96	79
Net loss	($4,072)	($6,961)	($14,784)	($26,381)
Basic and diluted loss per share	($0.10)	($0.18)	($0.38)	($0.69)
Weighted-average shares outstanding, Basic and diluted	39,791	38,423	39,400	37,962

(1)
All future stock compensation is expected to be granted in the form of Covisint stock awards or restricted stock units and recorded as a non-cash expense. The statements and line items above include stock compensation as detailed in the table below.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Stock awards compensation classified as:
Cost of revenue	$16	$(1)	$68	$583
Research and development	22	55	76	149
Sales and marketing	69	424	410	1,369
General and administrative	410	1,221	1,785	3,470
Total stock awards compensation expense before income taxes	$517	$1,699	$2,339	$5,571

The following table sets forth a summary of our condensed consolidated statements of comprehensive loss as a percentage of our total revenue:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Condensed Consolidated Statements of Comprehensive Loss Data:
Subscription and support	80%	72%	82%	74%
Services	20	28	18	26
Total revenue	100	100	100	100
Cost of revenue(1)	46	66	48	68
Gross profit	54	34	52	32
Operating expenses:
Research and development(1)	16	13	18	13
Sales and marketing(1)	45	32	41	38
General and administrative(1)	14	20	19	22
Total operating expenses	75	65	78	73
Operating Loss	(21)	(31)	(26)	(41)
Other income (expense)	0	0	0	0
Loss from operations before for income taxes	(21)	(31)	(26)	(41)
Income tax provision	0	0	0	0
Net loss	(21)%	(31)%	(26)%	(41)%
________________________________________________

(1)
All future stock compensation is expected to be granted in the form of Covisint stock awards and recorded as a non-cash expense. Refer to the table above for the breakdown of stock compensation included in these line item percentages.

THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014

Revenue

Revenue derived from our subscription and support and services is presented in the table below:

	Three Months Ended December 31,		Period-to-Period Change
	2015	2014	$	%
	(In thousands)
Subscription and support	$15,255	$15,660	($405)	(3)%
Services	3,907	6,095	(2,188)	(36)%
Total revenue	$19,162	$21,755	($2,593)	(12)%

Our total revenue decreased to $19.2 million for the three months ended December 31, 2015 from $21.8 million in the three months ended December 31, 2014, representing a 12% decrease in total revenue.

Subscription and support revenue was $15.3 million for the three months ended December 31, 2015, as compared to $15.7 million for the three months ended December 31, 2014. The decrease in subscription revenue was due to the planned decline in our healthcare subscription revenue as a result of our shift away from lower margin healthcare application business. After adjusting for the planned exits in our healthcare application business, our subscription revenue grew 9% period to period.

Services revenue declined to $3.9 million for the three months ended December 31, 2015, as compared to $6.1 million for the three months ended December 31, 2014, respectively, representing a decline of 36%. For the three months ended December 31, 2015, the decline in services revenue is attributed to 1) an improvement in the ease of implementation of our Platform that results in quicker, less costly installations; 2) improvements in our platform that allow customers to perform portions of the implementations themselves; 3) a reduction in ad hoc service projects with major subscription customers; and 4) shifting away from the development of applications that require significant amount of services to implement to our service partners. The decline in services revenues was partially offset by a $1.0 million sale of a DocSite perpetual license to a single customer. The Company received the full cash payment for the license during the current quarter, and does not expect revenue from perpetual license sales in subsequent quarters.

Cost of Revenue

Cost of revenue is presented in the table below:

	Three Months Ended December 31,		Period-to-Period Change
	2015	2014	$	%
	(In thousands)
Cost of revenue	$8,822	$14,384	($5,562)	(39)%
Gross margin	54%	34%

Cost of revenue decreased $5.6 million for the three months ended December 31, 2015 as compared to the same period in 2014. The decrease is primarily attributable to a sharp decline in personnel expense due to the planned exit from low margin services business. In addition, the amortization of intangibles decreased due to 2015 fiscal year activity including the write down of our DocSite customer relationships and trademark intangibles associated with the exit of our DocSite healthcare business, and the impairment of capitalized software related to healthcare specific projects.

Our gross margin increased to 54% for the three months ended December 31, 2015, as compared with 34% for the same period in 2014. The improved margins were primarily due to the execution of cost savings initiatives related to the changes in our services business discussed above, as well as our planned shift out of lower margin subscription businesses.

Research and Development

Research and development costs incurred, expensed and capitalized are presented in the table below:

	Three Months Ended December 31,		Period-to-Period Change
	2015	2014	$	%
	(In thousands)
Research and development costs incurred	$4,139	$3,734	$405	11%
Capitalized internal software costs	(1,039)	(869)	(170)	20%
Research and development costs expensed	$3,100	$2,865	$235	8%
Percentage of total revenue:
Research and development costs incurred	22%	17%
Research and development costs expensed	16%	13%

Research and development costs incurred increased for the three months ended December 31, 2015, as compared to the same period in 2014, primarily due to an increase in development costs associated with our Next-gen and IoT platforms.

Sales and Marketing

Sales and marketing costs are presented in the table below:

	Three Months Ended December 31,		Period-to-Period Change
	2015	2014	$	%
	(In thousands)
Sales and marketing	$8,564	$7,006	$1,558	22%
Percentage of total revenue	45%	32%

Sales and marketing costs increased by $1.6 million for the three months ended December 31, 2015, compared to the same period in 2014, primarily due to the build out of our direct sales and marketing organizations and continued investment in a platform-focused sales and marketing organization supporting our go-to-market strategy. The net increase primarily consisted of a $1.2 million increase to salaries and personnel-related expenses, and an increase of $0.7 million in marketing costs, offset by a decrease in stock compensation expense of $0.4 million.

General and Administrative

General and administrative costs are presented in the table below:

	Three Months Ended December 31,		Period-to-Period Change
	2015	2014	$	%
	(In thousands)
General and administrative	$2,699	$4,455	($1,756)	(39)%
Percentage of total revenue	14%	20%

General and administrative costs decreased by $1.8 million for the three months ended December 31, 2015, as compared to the same period in 2014, which was primarily due to a favorable adjustment related to a non-income tax contingency of $1.1 million as well as a decrease in stock compensation expense of $0.8 million.

NINE MONTHS ENDED DECEMBER 31, 2015 AND 2014

Revenue

Revenue derived from our subscription and support and services is presented in the table below:

	Nine Months Ended December 31,		Period-to-Period Change
	2015	2014	$	%
	(In thousands)
Subscription and support	$46,169	$47,928	($1,759)	(4)%
Services	9,868	17,149	(7,281)	(42)%
Total revenue	$56,037	$65,077	($9,040)	(14)%

Our total revenue decreased to $56.0 million for the nine months ended December 31, 2015 from $65.1 million in the nine months ended December 31, 2014, representing a 14% decrease in total revenue.

Subscription and support revenue was $46.2 million for the nine months ended December 31, 2015, as compared to $47.9 million for the nine months ended December 31, 2014. The decrease in subscription revenue was primarily due to the planned decline in our healthcare subscription revenue as we shifted away from lower margin healthcare application business. After adjusting for the planned decline in our healthcare application business, our subscription revenue has grown 9% period to period.

Services revenue declined to $9.9 million for the nine months ended December 31, 2015, as compared to $17.1 million for the nine months ended December 31, 2014, respectively, representing a decline of 42%. For the nine months ended December 31, 2015, the decline in services revenue is attributed to: 1) an improvement in the ease of implementation of our Platform that results in quicker, less costly installations; 2) improvements in our platform that allow customers to perform portions of the implementations themselves; 3) a reduction in ad hoc service projects with major subscription customers; and 4) shifting away from the development of applications that require significant amount of services to implement to our service partners. The decline in services revenues was partially offset by a $1.0 million sale of a DocSite perpetual license to a single customer. The Company received the full cash payment for the license during the current quarter, and does not expect revenue from perpetual license sales in subsequent quarters.

Cost of Revenue

Cost of revenue is presented in the table below:

	Nine Months Ended December 31,		Period-to-Period Change
	2015	2014	$	%
	(In thousands)
Cost of revenue	$27,068	$43,976	($16,908)	(38)%
Gross margin	52%	32%

Cost of revenue decreased $16.9 million for the nine months ended December 31, 2015, as compared to the same period in 2014. The decrease is primarily attributable to a sharp decline in personnel expense due to the planned exit from the low margin services business. In addition, the amortization of intangibles decreased due to 2015 fiscal year activity including the write down of our DocSite customer relationships and trademark intangibles associated with the exit of our DocSite healthcare business, as well as the impairment of capitalized software related to healthcare specific projects.

Our gross margin increased to 52% for the nine months ended December 31, 2015, as compared with 32% for the same period in 2014. The improved margins were primarily due to the execution of cost savings initiatives related to the changes in our services business discussed above, as well as our planned shift out of lower margin subscription business.

Research and Development

Research and development costs incurred, expensed and capitalized are presented in the table below:

	Nine Months Ended December 31,		Period-to-Period Change
	2015	2014	$	%
	(In thousands)
Research and development costs incurred	$12,455	$10,862	$1,593	15%
Capitalized internal software costs	(2,565)	(2,298)	(267)	12%
Research and development costs expensed	$9,890	$8,564	$1,326	15%
Percentage of total revenue:
Research and development costs incurred	22%	17%
Research and development costs expensed	18%	13%

Research and development costs incurred increased for the nine months ended December 31, 2015, as compared to the same period in 2014, primarily due to an increase in development costs associated with our Next-gen and IoT platforms as well as our Covisint "Anywhere" offering.

Sales and Marketing

Sales and marketing costs are presented in the table below:

	Nine Months Ended December 31,		Period-to-Period Change
	2015	2014	$	%
	(In thousands)
Sales and marketing	$23,223	$24,781	($1,558)	(6)%
Percentage of total revenue	41%	38%

Sales and marketing costs decreased for the nine months ended December 31, 2015, compared to the same period in 2014, primarily due to the prior period restructuring initiatives of the direct sales and marketing organizations associated with our shift away from selling and marketing the lower margin healthcare applications, partially offset by continued investment in a platform-focused sales and marketing organization supporting our go-to-market strategy during the nine months ended December 31, 2015.

General and Administrative

General and administrative costs are presented in the table below:

	Nine Months Ended December 31,		Period-to-Period Change
	2015	2014	$	%
	(In thousands)
General and administrative	$10,516	$14,112	($3,596)	(25)%
Percentage of total revenue	19%	22%

General and administrative costs decreased by $3.6 million for the nine months ended December 31, 2015, as compared to the same period in 2014, which was primarily due to a decrease in stock compensation expense of $1.7 million, a favorable adjustment related to a non-income tax contingency of $1.1 million, as well as the continued rationalization of our general and administrative structure.

LIQUIDITY AND CAPITAL RESOURCES
In summary, our cash flows for the nine months ended December 31, 2015 and 2014 were:

	Nine Months Ended December 31,
	2015	2014
Condensed and Consolidated Statement of Cash Flows Data:	(In thousands)
Net cash (used in) operating activities	($7,643)	($14,417)
Net cash (used in) investing activities	(6,304)	(4,273)
Net cash provided by financing activities	1,526	12,524
Effect of exchange rate	(41)	(45)
Net change in cash	($12,462)	($6,211)

The consolidated statements of cash flows included in this report compute net cash from operating activities using the indirect cash flow method. Therefore, non-cash adjustments and net changes in assets and liabilities (net of effects from acquisitions and currency fluctuations) are adjusted from net income to derive net cash from operating activities.

Cash Flows from Operating Activities

Cash used in operating activities decreased $6.8 million for the nine months ended December 31, 2015, compared to the same period in 2014, primarily due to our improved cost structure and reduction in cash operating losses.

Cash Flows from Investing Activities

Cash used in investing activities typically consists of the purchase of property and equipment associated with our infrastructure and the expenditures on capitalized internal software (research and development) costs related to expanding our cloud-based Platform. In the nine months ended December 31, 2015, purchases of property and equipment primarily consisted of leasehold improvements associated with the relocation of our corporate headquarters to Southfield, Michigan in May 2015.

Cash used in investing activities increased $2.0 million for the nine months ended December 31, 2015, compared with the same period in 2014, primarily attributable to an increase in cash paid for capital expenditures and leasehold improvements due to the relocation of our corporate headquarters.

For the nine months ended December 31, 2015, cash used in investing activities less deprecation exceeded the increase in Property and Equipment and Capitalized Software reported on the Condensed Consolidated Balance Sheets by approximately

$1.5 million. The difference is attributable to cash payments made during the nine months ended December 31, 2015 on purchases appropriately recorded per U.S. GAAP as increases to Property and Equipment and Accounts Payable on the Consolidated Balance Sheet as of March 31, 2015.

Cash Flows from Financing Activities

Cash provided by financing activities decreased $11.0 million for the nine months ended December 31, 2015, as compared with the same period in 2014, primarily due to a $10.1 million reduction in net payments from our former parent company in the prior period.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed primarily to market risks associated with foreign currency exchange rates. We do not use derivative financial instruments or forward foreign exchange contracts for investment, speculative or trading purposes. We believe our foreign currency risk is minimal as 85% of our revenue was based in U.S. dollars for each of the nine months ended December 31, 2015 and 2014.
In addition, we have no long-term assets or liabilities in foreign currencies. We do not have a material exposure to market risk with respect to investments.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their objectives. Based upon the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks under the heading "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on May 26, 2015, as these risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in the Annual Report. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULT UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Not Applicable.
ITEM 6. EXHIBITS

The following exhibits are filed herewith.

Exhibit Number	Description of Document

3.1+	Amended and Restated Bylaws of Covisint Corporation, as adopted by the Board of Directors on December 14, 2015
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act
32.1**	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Incorporated by reference to the Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 16, 2015
*	Indicates an exhibit which is filed herewith.
**	Indicates an exhibit which is furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COVISINT CORPORATION

Date:	February 5, 2016	By: /s/ Samuel M. Inman, III
Samuel M. Inman, III
Chief Executive Officer
Principal Executive Officer

Date:	February 5, 2016	By: /s/ Enrico Digirolamo
Enrico Digirolamo
Chief Financial Officer
Principal Accounting Officer