Form 10-K/A
period 2016-03-31
Covisint Corp
filed 2016-07-27
CIK 1563699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment 1)

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

Covisint Corporation
Form 10-K/A

PART III
EXPLANATORY NOTE
On June 6, 2016, Covisint Corporation (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission ("SEC") within 120 days after the end of the fiscal year. The Company does not anticipate that its definitive proxy statement involving the election of directors will be filed before July 29, 2016 (i.e., within 120 days after the end of the Company’s 2016 fiscal year). Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the Securities and Exchange Commission on June 6, 2016 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information relating to our executive officers, please see “Executive Officers of the Registrant” in Part I of the Original Form 10-K.
Directors. The information provided below is biographical information about each of our directors, including other public company board memberships. Age and other information in each director’s biography are as of June 6, 2016. Directors hold office until the next annual meeting of shareholders and until his or her successor is elected and qualified.
Homaira Akbari
Dr. Akbari, 55, has served as a director of Covisint since November 2014. Dr. Akbari has been President and CEO of AKnowledge Partners, LLC, an international advisory firm providing services to leading private equity funds and large corporations since September 2012. From October 2007 to June 2012, she was the President, Chief Executive Officer and a Director of SkyBitz, Inc., a SaaS-based remote asset monitoring and security solutions company. She has held executive and senior managerial roles in Microsoft (NASDAQ: MSFT), Thales, SA (Euronext: HO), and TruePosition, a wholly-owned subsidiary of Liberty Media Corporation (NASDAQ: LMCA). Dr. Akbari serves on a number of public and private boards of directors, including Landstar System, Inc. (NASDAQ: LSTR), Gemalto N.V. (Euronext NL0000400653 GTO) and Veolia Environnement VE SA, (OTCMKETS:VEOEY). From April 2014 to March 2015, Dr. Akbari served as Chair of the Board of Directors of Dauria Aerospace, a privately held “platform-as-a-service” provider of geo-intelligence and geo-services. Dr. Akbari holds a Ph.D. in particle physics from Tufts University and an MBA from Carnegie Mellon Tepper School of Business. Dr. Akbari’s expertise in strategy and technology adoption, her significant knowledge of the internet of things, and her executive management experience provides our Board of Directors with valuable insight and experience.
Bernard M. Goldsmith
Mr. Goldsmith, 72, has served as a director of Covisint since November 2012. Mr. Goldsmith is a general partner of Updata Partners, a private equity firm he co-founded in 1998 that invests in software, internet, and business services companies. Mr. Goldsmith has spent more than 35 years in the information technology industry, as a founder, senior executive, investor, and advisor to leading software and IT services companies. He is an “audit committee financial expert,” as defined by the rules and regulations of the SEC. In 1968, Mr. Goldsmith founded CGA Computer, Inc. (“CGA”), which went public in 1969, and later was taken private with General Atlantic Partners in 1984 through a leveraged buyout. In 1986, CGA’s divisions were sold to Computer Associates and CapGemini, after which Mr. Goldsmith co-founded Updata Software and Sablesoft, both of which were acquired by Online Software and Platinum Technologies, respectively. Mr. Goldsmith has previously served on the boards of directors of several publicly traded companies including: Goal Systems, Compuware (NASDAQ: CPWR), Alphanet, Astea (NASDAQ: ATEA), and Frontstep. He received his Bachelor of Arts degree from Rutgers University. Mr. Goldsmith’s financial expertise, his significant experience in the information technology industry and his strong background in founding, leading, and growing technology companies, as well as his experience in strategic mergers and acquisitions provides our Board of Directors with valuable insight and leadership.

William O. Grabe
Mr. Grabe, 78, has served as a director of Covisint since November 2012. Mr. Grabe possesses broad experience in financial and technology companies. Mr. Grabe is an Advisory Director of General Atlantic LLC, a private equity firm that provides capital for global growth companies, and has been affiliated with General Atlantic LLC and its predecessors since April 1992. Prior to his role at General Atlantic, Mr. Grabe was an IBM Vice President and General Manager for the Marketing and Services group at IBM United States. Mr. Grabe is currently a director of Lenovo Group Limited (SEHK: 0992) (Chairing its Compensation Committee) and Gartner, Inc. (NYSE: IT) (Chairing its Governance Committee) and previously served on the boards of directors of Compuware (NASDAQ: CPWR), from 1992 to 2012, InfoTech Enterprises Limited (NSE: INFOTECENT), from 2007 to 2010, and Patni Computer Systems, Ltd., from 2002 to 2011. Mr. Grabe also serves on the boards of directors of several non-public organizations, including Quality Technology Services, and several not-for-profit organizations including Outward Bound International, the UCLA Anderson School of Management, The Nature Conservancy in Florida, The Santa Lucia Preserve and Grand Canyon Trust. Mr. Grabe earned his Bachelor of Science degree from New York University and his Master of Business Administration degree from the UCLA Graduate School of Business. Mr. Grabe’s broad experience as a director of a number of public companies, along with his long career as a private equity investor and former manager at IBM and his 20-year history with Compuware, allow him to bring a unique and valuable perspective to our Board of Directors.
Lawrence David Hansen
Mr. Hansen, 51, has been a director of Covisint since January 2014. Mr. Hansen has been an Operating Executive for Marlin Operations Group, Inc. since September 2015. From July 2014 to July 2015, Mr. Hansen was Vice President and General Manager at Dell, Inc. From December 2012 to June 2014, Mr. Hansen was President and CEO of SafeNet, Inc., a leading provider of data centric security solutions. From February 2012 to December 2012, Mr. Hansen was Vice President and General Manager of BMC Software, Inc., which acquired Numara Software, Inc. where Mr. Hansen was President and CEO from August 2011 to February 2012. During the preceding 10 years, he was employed in various roles at CA Technologies, Inc., including General Manager, Enterprise Solutions and Cloud Products, General Manager Management Products and Solutions, Corporate Senior Vice President and General Manager of Security Management Products. Mr. Hansen’s significant knowledge of all aspects of the cloud computing industry ranging from security to sales provides our Board of Directors with valuable insight and experience.
Samuel M. Inman, III
Mr. Inman, 65, has served as a director of Covisint since January 2014 and as Chairman of the Board since November 2014. He served as Interim President and Chief Executive Officer of Covisint from March 2014 through May 22, 2014, when he became the permanent President and Chief Executive Officer of Covisint. From April 2011 to May 22, 2014, Mr. Inman served as an independent consultant providing advice to the management and boards of directors of technology companies.  From April 2008 through April 2011, Mr. Inman was President and CEO of Comarco Wireless Technologies, Inc. a technology company with extensive intellectual property for power adapter products.  Mr. Inman has extensive experience in the management of technology companies including being CEO of Viking Components, Inc. and Centura Software Corporation.  Mr. Inman has been a director of Comarco Wireless Technologies, Inc. (CMRO); Centura Software Corporation (CNTR); and Objectshare, Inc. (OBJS). Mr. Inman’s industry perspective, broad leadership experience, and his ability to manage technology companies for success provide an important skill set to our Board of Directors.

Philip F. Lay
Mr. Lay, 67, has served as a director of Covisint since January 2014, and its lead director since November 2014. Mr. Lay has been a senior advisor to The Chasm Group from July 2014 to the present. From December 2012 to July 2014, Mr. Lay was an independent strategic consultant providing advice to the management and boards of directors of technology companies. From March 2003 through November 2012, Mr. Lay was Managing Director and co-founder of TCG Advisors LLC, a market and operating strategy consulting firm for technology companies. Prior to TCG Advisors, Mr. Lay was a managing director at The Chasm Group, the strategy consulting firm originally founded in 1991 by Geoffrey Moore. Previously, Mr. Lay co-founded, operated and sold TGR Software Ltda., a software company originally based in Sao Paulo Brazil, and he held positions in sales and general management at IBM UK, Informatics Brazil, and Cincom Systems, Brazil. Mr. Lay graduated in liberal arts (French and History of Fine Arts) from the University of Reading, Berkshire, UK and the University of Aix-Marseille, in Provence, France. Mr. Lay is also a visiting professor at IESE Business School in Barcelona, Spain. Mr. Lay brings to our Board of Directors a strong background in advising, managing and leading a variety of technology companies. Mr. Lay’s deep expertise in market and operating strategy for technology companies provides an important skill set to our Board of Directors.

Director Nominations Process
In evaluating and determining whether to recommend a person as a candidate for election as a director, the Nominating/Governance Committee considers qualifications such as relevant management and/or industry experience; high personal and professional ethics, integrity and values; a commitment to representing the long-term interests of our shareholders as a whole; independence under the rules of the SEC and the listing standards of NASDAQ; and an ability and willingness to devote the required amount of time to carry out the duties and responsibilities of directors. The Nominating/Governance Committee believes that it is important that directors have diverse backgrounds and qualifications and it considers experience, education, gender, age and ethnicity, among other things, when identifying and evaluating board candidates.

Identifying Director Nominees. The Nominating/Governance Committee may employ a variety of methods for identifying and evaluating director nominees. The Nominating/Governance Committee regularly assesses the size of the Board, the need for particular expertise on the Board and whether any vacancies are expected due to retirement or otherwise. In the event that vacancies are anticipated, or otherwise arise, the Board would consider various potential candidates for director that may come to the Nominating/Governance Committee’s attention through current Board members, professional search firms, shareholders or other persons. These candidates would be evaluated at regular or special meetings of the Board and may be considered at any point during the year.
Consideration of Candidates Recommended by Shareholders. The Nominating/Governance Committee will consider candidates recommended by the shareholders, when nominations are properly submitted, under the criteria summarized above in “Consideration of Director Nominees.” These include, without limitation, submission to the Company of specified information relating to such candidate including information required to be disclosed in solicitations of proxies for election of directors, such candidate’s written consent to be named in the proxy statement as a nominee and to serving as a director of the Company if elected, as well as specified information about the shareholder making the submission. Following verification of the shareholder status of persons recommending candidates, the Nominating/Governance Committee will make an initial analysis of the qualifications of any candidate recommended by shareholders or others according to the criteria summarized above to determine whether the candidate is qualified for service on the Board before deciding to undertake a complete evaluation of the candidate. If a shareholder or professional search firm in connection with the nomination of a director candidate provides any materials, such materials would be forwarded to the Nominating/Governance Committee as part of its review. Other than the verification of compliance with procedures and shareholder status, and the initial analysis performed by the Nominating/Governance Committee, the Nominating/Governance Committee and the Board would treat a potential candidate nominated by a shareholder in the same fashion as any other potential candidate during the review process.
Information About our Audit Committee.

The Board of Directors has a separately designated standing Audit Committee. The members of the Audit Committee are Bernard M. Goldsmith, L. David Hansen and Philip L. Lay. The Board of Directors has determined that Mr. Goldsmith is a “financial expert” under the regulations promulgated by the SEC. The Board of Directors has also determined that each of the directors serving on our Audit Committee is “independent” within the meaning of the applicable rules of the SEC and the NASDAQ Listing Rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common shares and other equity securities. Officers, directors and greater-than-10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on our review of the copies of such reports furnished to us during or with respect to fiscal 2016, or written representations that no Form 5 was required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater-than-10% beneficial owners were timely met during fiscal 2016.

Code of Conduct

The Board has adopted a “Code of Conduct” that applies to all of our employees, including our chief executive officer and chief financial officer, and a similar Code of Conduct for non-employee directors. The Codes of Conduct identify those areas in which we must act in accordance with law or regulation, and also establish the responsibilities, policies and guiding principles that will assist us in our commitment to adhere to the highest ethical standards and to conduct our business with the highest level of integrity. Our Codes of Conduct and Board committee charters are posted in the “Corporate Governance” section of the “Investor Relations” page at www.covisint.com. To the extent any amendment is made to the Codes of Conduct that requires disclosure under applicable SEC rules, information regarding such amendment will be posted on the Company's website.

ITEM 11. EXECUTIVE COMPENSATION

Named Executive Officers

For fiscal year 2016, our Named Executive Officers were Samuel M. Inman, III, our Chief Executive Officer, Michael K. Keddington, our former SVP of Global Sales, and Enrico Digirolamo, our Chief Financial Officer. We refer to these individuals collectively as our “Named Executive Officers” or “NEOs.”

SUMMARY COMPENSATION TABLE

Except as noted below, the following table sets forth information concerning the annual and long-term compensation awarded to, earned by or paid to the Named Executive Officers for the fiscal years ended March 31, 2016 and 2015, respectively.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Samuel M. Inman, III (3)	2016	485,538	—	—	—	—	118,585 (4)	604,123
President and	2015	480,000	307,200	885,458	1,690,509	—	104,082 (4)	3,467,249
Chief Executive Officer

Michael K. Keddington	2016	355,704 (5)	—	—	—	—	56,318 (6)	412,022
SVP Global Sales	2015	355,770 (5)	217,600	—	604,703	—	127,621 (6)	1,305,694

Enrico Digirolamo	2016	300,000	—	—	—	—	8,665 (7)	308,665
Chief Financial Officer	2015	300,000	197,800	—	104,165	—	4,856 (7)	606,821

(1)
Except as noted below, represents the award date fair value associated with restricted stock units, or RSUs, awarded in the respective fiscal years, calculated in accordance with ASC 718-10 “Share Based Payment,” excluding any forfeiture adjustments. The assumptions we used to calculate these amounts are discussed in Note 1 to our audited combined and consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

(2)
Represents the grant date fair value associated with stock options awarded in the respective fiscal years, calculated in accordance with ASC 718-10 “Share Based Payment,” excluding any forfeiture adjustments. These amounts do not necessarily represent the amount of the benefit, if any, that the option holder may realize from the exercise of stock options. The assumptions we used to calculate these amounts are discussed in Note 1 to our audited combined and consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

(3)
Mr. Inman served as Interim President and Chief Executive Officer from March 12, 2014 to May 22, 2014, as an independent contractor. The salary amount reported for fiscal 2015 includes $80,000 paid to Mr. Inman for service in this capacity.

(4)
Mr. Inman’s All Other Compensation consists of amounts paid, or estimated to be paid for fiscal 2015 and 2016, by the Company (a) for the value of term life insurance premiums paid; (b) for commuting to southeastern Michigan, including expenses for flights, food, and incidentals; (c) value of a company paid apartment; and (d) reimbursement for tax due as a result of the compensation.

(5)
Mr. Keddington joined the Company on April 7, 2014, and he resigned as an Executive Officer in May 2016. The salary amount reported for fiscal 2015 and 2016 represents his salary and payment of his unused vacation time as required by law.

(6)
Mr. Keddington’s All Other Compensation consists of amounts paid, or estimated to be paid for fiscal 2015 and 2016, by the Company (a) for the value of term life insurance premiums paid; (b) for commuting to southeastern Michigan, including expenses for flights, hotels, food, and incidentals; (c) 401(k) matching contributions, and (d) reimbursement for tax due as a result of the compensation.

(7)	Consists of the amounts paid by the Company for the value of term life insurance premiums paid and for its matching contributions to its 401(k).

Narrative Discussion of Summary Compensation Table

Employment Agreements

We have not entered into any employment agreements with any of our Named Executive Officers other than standard at-will agreements applicable to all of our employees, severance agreements to address potential changes of control in Covisint and Mr. Inman’s Severance Agreement. See “Payments upon a Potential Termination of Employment or Change in Control” below.
Executive Incentive Program
Annual and long-term incentive opportunities are provided under Covisint’s Executive Incentive Program, or “EIP.” For fiscal 2016, the EIP was comprised of an annual cash incentive award and a long-term equity award.
Covisint’s Compensation Committee, in consultation with Covisint’s CEO, approved performance criteria and goals for measuring corporate performance for use with respect to the annual cash incentive award portion of the EIP.
The fiscal year 2016 annual cash incentive award for Covisint’s executive officers focused on the performance of Covisint, specifically on company subscription revenue (“Subscription Revenue”) and annualized subscription revenue (“ASR”). The Compensation Committee of the Board of Directors determined that the long-term incentive award portion of the EIP would be a discretionary grant of Covisint non-qualified stock options, without regard to specific performance measures.
Annual Cash Incentive Awards under the EIP
Covisint’s Board of Directors approved the fiscal 2016 EIP for the Annual Incentive Award for executive management to be measured according to Subscription Revenue and ASR, defined as follows:

•	Subscription Revenue—defined as Covisint’s subscription based revenue during the fiscal year in conformity with U.S. GAAP.

•	ASR—defined as the annualized value of new committed subscription revenue for new contracts and incremental committed subscription revenue for renewed contracts signed within the given period.
For the fiscal 2016 EIP, there were three performance levels of attainment established for each component, Subscription Revenue and ASR (see chart below), with cash award amounts prorated between each performance level based on Covisint’s actual results. If Covisint met 100% of its Subscription Revenue target and 100% of its ASR target, each NEO would receive an Annual Incentive Award equal to 100% of his Annual EIP Target (as reflected in the table below), fifty percent (50%) for meeting the Subscription Revenue target and fifty percent (50%) for meeting the ASR target. If Covisint’s performance was below the threshold level for any component, no cash award would be earned with respect to that component. If Covisint’s performance exceeded the maximum level, the cash award would be capped at the maximum payout level.

	Subscription Revenue Performance		ASR Performance
	Performance Levels ($)	% of NEO Award	Performance Levels ($)	% of NEO Award
Minimum Threshold.........................................................	66,000,000	50	18,000,000	50
Target.............................................................................................	74,000,000	100	26,000,000	100
Maximum.......................................................................................	82,000,000	150	36,000,000	200

If Covisint meets or exceeds the minimum thresholds for Subscription Revenue and ASR, the cash incentive referred to as the Annual Incentive Award, is paid shortly after Covisint’s fiscal year-end results of operations are final.
To illustrate the annual incentive award, the following table provides hypothetical examples of the fiscal 2016 EIP components at the various tiered targets for an NEO with an annual salary of $400,000 and performance levels attained at target:

	Annual Incentive Award
Annual EIP Target	50% COVS Subscription Revenue	50% COVS ASR
100%	$200,000	$200,000
50%	$100,000	$100,000

Except as set forth in the Company’s Severance Agreements discussed below, an NEO whose employment terminates due to disability or death prior to the end of the fiscal year is entitled to a prorated payment of the Annual Incentive Award, based on the number of full months of employment during the fiscal year, if the applicable performance goal(s) are otherwise satisfied for the fiscal year. Any such prorated Annual Incentive Award would be paid to the NEO or to the NEO’s designated beneficiary or legal representative at the same time as all other Annual Incentive Awards payments. Unless the Compensation Committee determines otherwise, an Annual Incentive Award is forfeited if the NEO’s employment terminates for any reason other than disability or death before the payment date.
In fiscal 2016, Covisint’s performance was less than the minimum threshold for Subscription Revenue and ASR. Accordingly, no cash bonuses were earned or paid to Covisint executives under the fiscal 2016 EIP.
Long-Term Equity Awards under the EIP
To enhance the link between creating shareholder value and long-term incentive compensation, the Company’s Compensation Committee has the authority to grant equity awards to our NEOs under the Covisint Long-Term Incentive Plan or LTIP. On April 14, 2016, Mr. Digirolamo was granted options to acquire 75,000 shares of Covisint common stock as part of the 2016 EIP with an exercise price of $1.79. These stock options vest annually in equal installments over a four-year period provided that the participant remains continuously employed by us or one of our affiliates during that time. Stock options expire ten years after the date of grant.
One-Time Grant to Mr. Inman
On July 1, 2014, as part of his compensation package approved by the Board at the time of his hire as President and Chief Executive Officer, the Company granted Mr. Inman (a) stock options to purchase 750,000 shares of the Company’s common stock with an exercise price of $4.86 per share, and (b) 182,193 RSUs. The options and the RSUs both vest in equal parts on the first three anniversaries of the grant date. The options expire 10 years after the grant date. All of the unvested option shares and RSUs will immediately vest and be exercisable on the date of the termination of Mr. Inman’s employment through the option expiration date: (1) in the event that the Mr. Inman ceases to be employed due to his death or disability; (2) under the circumstances set forth in Mr. Inman’s Severance Agreement; (3) in the event Mr. Inman is terminated by the Company without Cause as defined in the Severance Agreement; or (4) if he is constructively terminated following the effective date of a change in control of the Company.

Outstanding Equity Awards Table at Fiscal Year End 2016
The following table provides information on the holdings of option and stock awards by our Named Executive Officers as of March 31, 2016.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Samuel M. Inman, III	07/01/2014	250,000	500,000(4)	4.86	07/01/2024	—	—
	07/01/2014	—	—	—	—	121,462	242,924

Michael K. Keddington	04/07/2014(5)	—	140,000	7.20	04/07/204	—	—
	11/12/2014(5)	—	80,000	2.79	11/12/2024	—	—

Enrico Digirolamo	08/07/2013	90,000	30,000 (6)	7.18	08/07/2023	—	—
	11/12/2014	20,000	60,000	2.79	11/12/2024	—	—

(1)	Unless otherwise noted below, the options vest in equal parts over four years on the anniversary of the date of grant.

(2)	One-third of these RSUs vest on each of the first through third anniversary of the date of grant.

(3)	Based upon the closing price of Covisint’s shares of common stock on the NASDAQ Global Select Market on March 31, 2016 (i.e., the last trading day of our fiscal year) of $2.00.

(4)	One-third of the options become exercisable on each of the first through third anniversary of the date of grant.

(5)	Mr. Keddington resigned as an Executive Officer in May 2016, and, effective on his resignation, he agreed to surrender these options to the Company and forfeit all his rights thereunder.

(6)
One-quarter of these options became exercisable on October 1, 2013, upon consummation of our initial public offering, and one-quarter will become exercisable on each of October 1, 2014, October 1, 2015, and October 1, 2016.

Other Perquisites
The NEOs are provided a limited number of perquisites in addition to benefits provided to our other employees. The purpose of these perquisites is to facilitate their commuting to their work in southeastern Michigan from their personal residences out of state.
Payments upon a Potential Termination of Employment or Change in Control
In September 2014, the Company entered into a Severance Agreement with each of Messrs. Digirolamo and Keddington. Under the terms of their respective agreements, if Messrs. Digirolamo or Keddington, as applicable, are terminated following a change in control of Covisint, but prior to December 31, 2017, either by the Company without cause or by the executive for good reason, he would be entitled to receive a lump sum severance payment, in cash equal to the sum of (i) his base salary and (ii) his target annual bonus under any annual bonus or incentive plan applicable to him. In addition to the foregoing, they would be entitled to receive, for the twelve (12) month period immediately following the date of his termination for himself and his dependents, health, life, disability and accident insurance benefits at no greater after-tax cost to the executive than the after-tax cost to him immediately prior to his termination. Effective on his resignation as an Executive Officer in May 2016, Mr. Keddington’s Severance Agreement was terminated.
On July 1, 2014, we entered into a Severance Agreement with Mr. Inman. The Severance Agreement with Mr. Inman has an original term through December 31, 2016, with automatic one-year renewals unless either party provides 15 months notice of its intent not to renew. Mr. Inman’s Severance Agreement will expire 24 months following the date of a change in control of the Company (as such term is defined in the Severance Agreement). Under the Severance Agreement, Mr. Inman agrees, following a potential change in control to remain employed until the earlier of (a) a change in control, (b) six months after a potential change in control or (c) his termination of employment.
Under the terms of Mr. Inman’s Severance Agreement, if Mr. Inman experiences a “qualifying termination,” the Company will provide him with the following severance payments and benefits: (i) a cash lump sum payment in an amount equal to his annual base salary and the target annual cash bonus; (ii) reimbursement for 12-months of COBRA continuation coverage, provided Mr. Inman timely elects such COBRA coverage through the Company’s COBRA administrator and such COBRA coverage remains in effect for the 12-month period; (iii) a cash payment in an amount equal to any unpaid incentive compensation which has been allocated or awarded to him for any year prior to the year of termination and which is contingent only on his continued employment and an amount equal to the pro rata portion of the award he would have earned with respect to the year in which the termination occurs; and (iv) full vesting of any outstanding stock options or stock awards. For this purpose, a “qualifying termination” means Mr. Inman’s employment is terminated by the Company for any reason other than for “cause”, death or “disability” or Mr. Inman terminates his employment for “good reason” during the term of the Severance Agreement (as such terms are defined in the Severance Agreement). Mr. Inman’s Severance Agreement provides that if payments and benefits provided to Mr. Inman would constitute an “excess parachute payment” for purposes of Section 280G of the Internal Revenue Code of 1985, as amended ("Code"), he will either have his payments and benefits reduced to the highest amount that could be paid without triggering Section 280G or receive the after-tax amount of his payment and benefits, whichever results in the greater after-tax benefit to Mr. Inman, taking into account the excise tax imposed under Section 4999 of the Code and any applicable federal, state and local taxes.
Other than the agreements described immediately above, we have not entered into any employment, severance or separation agreements with any of our NEOs.

Deductibility of Executive Compensation
Code Section 162(m) restricts the deductibility of executive compensation paid to the Company's CEO and certain other NEOs to not more than $1 million in annual compensation (including gains from vesting RSUs and the exercise of certain stock option grants). Certain performance-based compensation is exempt from this limitation if it complies with the various conditions described in Section 162(m). The LTIP contains a shareholder-approved restriction on the number of options that may be granted which is intended to cause compensation realized in connection with the exercise of options granted under these plans to be exempt from the restriction on deductibility. In addition, the LTIP contains provisions that permit us to pay other performance-based compensation that would be exempt from restrictions on deductibility under Section 162(m) if properly structured. Some components of our compensation program result in payments that are subject to these restrictions on deductibility. However, the Compensation Committee has concluded that the effect on the Company’s results of operations from the limit on deductibility is not material and that it is appropriate to exceed the restrictions on deductibility under Section 162(m) to ensure that executive officers are compensated in a manner that it believes to be consistent with the best interests of the Company and its shareholders. The Compensation OCommittee may continue to approve non-deductible compensation in appropriate circumstances.

Compensation of Directors

Standard Director Compensation Arrangement

Effective November 12, 2014, the standard director compensation arrangement consists of: (a) an initial grant of an option to purchase 40,000 shares of Covisint common stock upon the director’s initial appointment or election as a director which vests in equal parts on the first four anniversaries of the grant date; (b) an annual award of RSUs valued at $75,000, made contemporaneously with the Company’s annual meeting of shareholders, which vests on the day before the Company’s next annual meeting of shareholders; (c) an annual cash retainer of $25,000 payable annually upon the director’s re-election as a director; and (d) a committee membership annual cash retainer payable annually upon the director’s re-election as a director. The cash retainer amount is based on the Committee and the director’s role on the Committee as follows:

Committee	Chairperson	Member
Audit	$15,000	$5,000
Compensation	$10,000	$3,750
Nominating/Governance	$5,000	$2,500

A director may elect to convert any cash compensation into RSUs at the fair market value of a share of Company common stock on the date of the annual meeting. The lead director receives an additional annual cash retainer of $15,000.

On August 26, 2015, Dr. Akbari and Messrs. Goldsmith, Grabe, Hansen and Lay received an annual RSU grant of 29,183 RSUs. Messrs. Goldsmith and Grabe also elected to convert their cash compensation into RSUs, and therefore received additional RSU grants of totaling 17,023 and 13,132 respectively.
No directors are compensated specifically for attendance at meetings. We reimburse non-employee directors for out-of-pocket expenses they incur for attending Board of Directors and committee meetings.

Director Compensation Table

The following table sets forth information concerning the compensation during fiscal 2016 of our non-employee directors.

Name	FY16 Fees Earned or Paid in Cash ($)	Option Awards ($)	Restricted Stock Unit Awards ($)	All Other Compensation ($)	Total ($)
Homaira Akbari	27,500	---	75,000	---	102,500
Bernard M. Goldsmith	---	---	118,750	---	118,750
William O. Grabe	---	---	108,750	---	108,750
Lawrence David Hansen	40,000	---	75,000	---	115,000
Philip F. Lay	47,500	---	75,000	---	122,500

ITEM 12. Security Ownership of Management and Majority Shareholders

The following table shows, as of the close of trading on July 1, 2016, the beneficial ownership of our common shares by all directors and executive officers as a group who were serving as such on that date, by each current director and nominee, by each executive officer named in the Summary Compensation Table and by all persons known to us to beneficially own more than five percent (5%) of our outstanding common shares. On July 1, 2016, there were 40,363,506 shares outstanding. The number of shares beneficially owned is determined according to SEC rules and is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares that the individual has sole or shared right to vote or dispose of and also any shares that the individual has the right to acquire on July 1, 2016, or within sixty (60) days thereafter, through the exercise of any stock option or other right. Accordingly, the following table does not include options to purchase our common stock which are not exercisable within the next sixty (60) days. Except as otherwise noted, each beneficial owner identified in the table below has sole voting and dispositive power for the shares shown in the table. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Covisint Corporation, 26533 Evergreen Road, Suite 500, Southfield, Michigan 48076.

Name and Address of Beneficial Owner	Beneficial Ownership of our Common Stock	Percent Ownership
Greater than 5% Shareholders
FMR, LLC (1)	5,175,001	12.5%
Vector Capital Management, LP (2)	3,469,853	8.4%
Neuberger Berman Group, LLC (3)	3,410,250	8.2%
Elliott Associate, LP (4)	2,952,357	7.1%
Dialectic Capital Management, LP (5)	2,210,488	5.3%

Executive Officers and Directors
Homaira Akbari (6)	66,065	*
Enrico Digirolamo (7)	136,000	*
Bernard M. Goldsmith (8)	195,560	*
William O. Grabe (9)	324,088	*
Lawrence David Hansen (10)	66,065	*
Michael K. Keddington	-0-	-0-
Samuel M. Inman, III (11)	602,271	1.5%
Philip F. Lay (12)	73,807	*

All directors and executive officers as a group (9 persons)	1,463,856	4.0%

*	Less than 1%

(1)	Based solely on a Schedule 13G/A, dated February 12, 2016, filed by FMR LLC, 245 Summer Street, Boston, MA 02210.

(2)
Based solely on a Schedule 13D/A, dated May 21, 2016, filed by Vector Capital IV LP, Vector Capital Partners IV, LP, Vector Entrepreneur Fund III, LP, Vector Capital Partners III, LP, Vector Capital, LLC, and Alexander R. Slusky, One Market Street, Steuart Tower, 23rd Floor, San Francisco, CA 94105.

(3)
Based solely on a Schedule 13D, dated June 6, 2016, filed by Neuberger Berman Group LLC, 605 Third Avenue, 21st Floor, New York, NY 10159. The Schedule 13 D was filed collectively by Neuberger Berman Group LLC, Neuberger Berman Fixed Income Holdings LLC, Neuberger Berman Investment Advisors LLC, Neuberger Berman LLC, Benjamin Nahum and Amit Solomon.

(4)
Based solely on a Schedule 13G, dated February 17, 2015, filed by Elliott Associates, L.P., is 40 West 57th Street, New York, New York 10019. The Schedule 13G was filed collectively by Elliott Associates L.P. and its wholly-owned subsidiaries (“Elliott”), Elliott International, L.P. (“Elliott International”) and Elliott International Capital Advisors (“EICA”).

(5)
Based solely on a Schedule 13D/A, dated June 6, 2016, filed by Dialectic Capital Management, LP, 119 Rowayton Avenue, 2nd Floor, Norwalk, CT, 06853. The Schedule 13D/A was filed collectively by Dialectic Capital Partners, LP, Dialectic Offshore, Ltd., Dialectic Antithesis Partners, LP, Bernard Eastwood and John Fichthorn.

(6)
Includes 29,183 restricted stock units that may vest within 60 days of July 1, 2016, and 10,000 options shares granted in accordance with our 2009 Long Term Incentive Plan exercisable within 60 days of July 1, 2016.

(7)	Includes 110,000 options shares granted in accordance with our 2009 Long Term Incentive Plan exercisable within 60 days of July 1, 2016.

(8)	Includes 46,206 RSUs that may vest within 60 days of July 1, 2016 and 100,500 option shares granted in accordance with our 2009 Long Term Incentive Plan exercisable within 60 days of July 1, 2016.

(9)	Includes 42,315 RSUs that may vest within 60 days of July 1, 2016 and 100,500 option shares granted in accordance with our 2009 Long Term Incentive Plan exercisable within 60 days of July 1, 2016.

(10)
Includes 29,183 restricted stock units that may vest within 60 days of July 1, 2016, and 10,000 options shares granted in accordance with our 2009 Long Term Incentive Plan exercisable within 60 days of July 1, 2016.

(11)	Includes 500,000 option shares granted in accordance with our 2009 Long Term Incentive Plan exercisable within 60 days of July 1, 2016.

(12)
Includes 29,183 restricted stock units that may vest within 60 days of July 1, 2016, and 10,000 options shares granted in accordance with our 2009 Long Term Incentive Plan exercisable within 60 days of July 1, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-party Transactions
The charters of our Audit Committee and Nominating/Governance Committee require that any transaction with a related party, including transactions that must be reported under applicable rules of the SEC (other than compensation-related matters), must be reviewed and approved or ratified by the Audit Committee, unless the related party is, or is associated with, a member of that committee, in which event the transaction must be reviewed and approved by the Nominating/Governance Committee. We do not have any related person transactions that are required to be disclosed in this Annual Report on Form 10-K under SEC rules.

Director Independence
Our Board of Directors reviews its composition and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, our Board has determined that Homaira Akbari, Bernard M. Goldsmith, William O. Grabe, Lawrence David Hansen and Philip F. Lay meet the independence requirements of The NASDAQ Global Select Market in connection with their service on the Board and any committee of the Board of which they are a member. In making this determination, our Board of Directors considered the relationships that each director has with our Company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor Fees
The following table sets forth the fees billed by Deloitte & Touche for services rendered to the Company in fiscal 2015 and Grant Thornton in fiscal 2016.

Fee Category	Fiscal 2016 Fees ($)	Fiscal 2015 Fees ($)
Audit Fees	340,850	642,500
Audit-related Fees	18,572	55,000
Tax Fees	---	43,600
Total Fees	359,422	841,100

Audit Fees
For fiscal 2016 fees, the aggregate audit fees billed by Grant Thornton LP were for professional services rendered for the audit of our 2016 financial statements included in our Annual Report on Form 10-K and the reviews of the interim financial statements included in our Quarterly Reports on Form 10-Q. For fiscal 2015 fees, the aggregate audit fees billed by Deloitte & Touche were for professional services rendered for the audit of our 2015 financial statements included in our Annual Report on Form 10-K and the reviews of the interim financial statements included in our Quarterly Reports on Form 10-Q.

Audit-Related Fees
Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements or internal control over financial reporting. This category may include fees related to the performance of audits and attest services not required by statute or regulations, audits of our employee benefit plans, third-party assurance audits, and accounting consultations about the application of generally accepted accounting principles.

Tax Fees
The aggregate fees billed by Deloitte & Touche for tax-related services were for professional services for international, federal, state and local tax compliance, tax advice and tax planning.

Policy for Pre-Approval of Audit and Non-Audit Services

All audit services and all non-audit services that our independent auditors are permitted to perform for us under applicable federal securities regulations must be approved by the Audit Committee pursuant to its pre-approval policy. As permitted by the applicable regulations, the Audit Committee's policy utilizes a combination of specific pre-approval on a case-by-case basis of individual engagements of the independent auditors and pre-approval of specified categories of engagements. The policy provides that the duty to pre-approve may be delegated to the Chairman of the Audit Committee, with any such pre-approval reported to the Audit Committee at its next regularly scheduled meeting.

In fiscal 2016, all audit services and all non-audit services were approved by the Audit Committee. The pre-approval policy was not waived in any instance.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    Documents filed as part of this report.

3.	Exhibits

Exhibit Number	Description of Document (Subject to Update)
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws, dated December 14, 2015 (2)
10.1	Second Amended and Restated Master Separation Agreement (3)
10.2	Termination of Intercompany Agreements (3)
10.3	Second Amended and Restated Tax Sharing Agreement (3)
10.4	Contribution Agreement (1)
*10.5	2009 Long Term Incentive Plan (1)
*10.6	First Amendment to 2009 Long-Term Incentive Plan (4)
*10.7	Second Amendment to 2009 Long-Term Incentive Plan (5)
*10.8	Form of Option Agreement (1)
*10.8	Amendment No. 1 to Option Agreement (1)
*10.10	Corporate Short-Term Incentive Plan (6)
*10.11	Severance Agreement between Covisint Corporation and Samuel M. Inman, III (7)
*10.12	Stock Option Agreement between Covisint Corporation and Samuel M. Inman, III (7)
*10.13	Restricted Stock Unit Award Agreement between Covisint Corporation and Samuel M. Inman, III (7)
*10.14	Director Compensation (8)
*10.15	Form Restricted Stock Unit Award Agreement for Directors (8)
*10.16	Form Severance Agreement (9)
10.17	Lease - Travelers Tower II, Southfield, Michigan, dated December 18, 2014 (8)
10.18	Standard Multi-Tenant Office Lease, San Francisco, dated February 19, 2015(6)
†10.19	Software License and Hosting Services Agreement dated November 19, 2013 by and between Covisint Corporation and Cisco Systems, Inc. (10)
†10.20	Amendment No. 1 to Software License and Hosting Services Agreement dated December 1, 2014 by and between Covisint Corporation and Cisco Systems, Inc. (10)
†10.21	Statement of Work dated October 1, 2014 by and between Covisint Corporation and Cisco Systems, Inc. (10)
†10.22	Statement of Work dated January 1, 2015 by and between Covisint Corporation and Cisco Systems, Inc. (10)
†10.23	Statement of Work dated February 1, 2015 by and between Covisint Corporation and Cisco Systems, Inc. (10)
†10.24	Statement of Work dated September 29, 2015 by and between Covisint Corporation and Cisco Systems, Inc. (10)
†10.25	Statement of Work dated September 30, 2015 by and between Covisint Corporation and Cisco Systems,Inc. (10)

†10.26	Statement of Work dated November 5, 2015 by and between Covisint Corporation and Cisco Systems, Inc. (10)
10.27	Letter Severance Agreement between Covisint Corporation and Michael K. Keddington dated May 19, 2016 (11)
21.1	Subsidiaries (1)
23.1	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP (11)
23.2	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP (11)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act (11)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act (11)
#31.3	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
#31.4	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act (11)
101.INS	XBRL Instance Document (11)
101.SCH	XBRL Taxonomy Extension Schema Document (11)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (11)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (11)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (11)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (11)

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
(11) Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVISINT CORPORATION

Date:    July 27, 2016                By: /s/ Enrico Digirolamo
Enrico Digirolamo
Chief Financial Officer