Form 10-Q
period 2016-06-30
Covisint Corp
filed 2016-08-04
CIK 1563699

As filed with the Securities and Exchange Commission on August 4, 2016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
As of August 1, 2016, there were outstanding 40,577,687 shares of Common Stock, no par value, of the registrant.

Cautionary Statement
This Quarterly Report on Form 10-Q (“Quarterly Report”) and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), based on expectations, estimates, and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 1A-“Risk Factors” in this Quarterly Report. Risks, disruption, costs and uncertainty caused by or related to the actions of activist shareholders, including that if individuals are elected to our Board with a specific agenda, may adversely affect our ability to effectively implement our business strategy and create value for our shareholders. Perceived uncertainties as to our future direction as a result of potential changes to the composition of our Board may lead to the perception of a change in the direction of our business, instability, or a lack of continuity. This may be exploited by our competitors, cause concern to our current or potential customers, and may result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COVISINT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	June 30, 2016	March 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,759	$39,681
Accounts receivable, net	8,876	12,836
Prepaid expenses	2,549	2,167
Other current assets	1,110	1,603
Total current assets	54,294	56,287
PROPERTY AND EQUIPMENT, NET	7,079	7,847
CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS, NET	11,330	11,486
OTHER:
Goodwill	25,385	25,385
Deferred costs	485	580
Deferred tax asset, net	163	171
Other assets	243	289
Total other assets	26,276	26,425
TOTAL ASSETS	$98,979	$102,045
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,157	$5,061
Accrued commissions	1,026	1,071
Deferred revenue	19,467	15,952
Accrued expenses	2,228	2,377
Total current liabilities	27,878	24,461
DEFERRED REVENUE	1,607	3,595
ACCRUED LIABILITIES	2,402	2,327
DEFERRED TAX LIABILITY, NET	349	353
Total liabilities	32,236	30,736
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, no par value - authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, no par value - authorized 50,000,000 shares; issued and outstanding 40,516,956 (40,490,928 issued and outstanding as of March 31, 2016)	—	—
Additional paid-in capital	162,529	161,997
Retained deficit	(95,530)	(90,527)
Accumulated other comprehensive loss	(256)	(161)
Total shareholders' equity	66,743	71,309
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$98,979	$102,045

See notes to consolidated financial statements.

COVISINT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,
	2016	2015
REVENUE	$17,445	$18,482
COST OF REVENUE	8,220	9,777
GROSS PROFIT	9,225	8,705
OPERATING EXPENSES:
Research and development	3,776	3,663
Sales and marketing	7,210	7,476
General and administrative	3,208	4,087
Total operating expenses	14,194	15,226
OPERATING LOSS	(4,969)	(6,521)
Other income	16	2
LOSS BEFORE INCOME TAX PROVISION	(4,953)	(6,519)
INCOME TAX PROVISION	50	67
NET LOSS	($5,003)	($6,586)
Basic and diluted loss per share	($0.12)	($0.17)
OTHER COMPREHENSIVE INCOME, NET OF TAX
Foreign currency translation adjustments	(95)	3
OTHER COMPREHENSIVE INCOME, NET OF TAX	(95)	3
COMPREHENSIVE LOSS	($5,098)	($6,583)

See notes to consolidated financial statements.

COVISINT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THREE MONTHS ENDED JUNE 30, 2016
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity
	Shares	Amount
BALANCE AT MARCH 31, 2016	40,490,928	$—	$161,997	($90,527)	($161)	$71,309
Net loss				(5,003)		(5,003)
Covisint stock based compensation expense (Note 5)			491			491
Covisint stock option exercise	26,028		45			45
Income tax items			(4)			(4)
Foreign currency translation					(95)	(95)
BALANCE AT JUNE 30, 2016	40,516,956	$—	$162,529	($95,530)	($256)	$66,743

See notes to consolidated financial statements.

COVISINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended June 30,
	2016	2015
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	($5,003)	($6,586)
Adjustments to reconcile net loss to cash provided by (used in) operations:
Depreciation and amortization	1,642	1,738
Deferred income taxes	13	67
Stock award compensation	491	1,149
Other	—	32
Net change in assets and liabilities:
Accounts receivable	3,931	2,542
Other assets	244	2,004
Accounts payable and accrued expenses (1)	47	(3,280)
Deferred revenue	1,551	2,429
Net cash provided by operating activities	2,916	95
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of:
Property and equipment (1)	(25)	(2,874)
Capitalized software	(688)	(401)
Net cash (used in) investing activities	(713)	(3,275)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Vendor financing repayment	(127)	—
Net proceeds from exercise of stock awards	45	247
Net cash provided by (used in) financing activities	(82)	247
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(43)	43
NET CHANGE IN CASH	2,078	(2,890)
CASH AT BEGINNING OF PERIOD	39,681	50,077
CASH AT END OF PERIOD	$41,759	$47,187

(1)
Accounts payable and accrued expenses in the balance sheet as of June 30, 2015 include $0.5 million associated with purchases of property and equipment, which are non-cash acquisitions of fixed assets as of June 30, 2015.

See notes to consolidated financial statements.

COVISINT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements (“Financial Statements”) include the accounts of Covisint Corporation, a Michigan corporation, and subsidiaries (“Covisint”, the “Company”, “we”, “our”, and “us”).

The Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), for interim financial information and with the instructions of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based its assumptions and estimates on the facts and circumstances existing at June 30, 2016, final amounts may differ from these estimates. In the opinion of the Company’s management, the accompanying Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented.

The Company has evaluated subsequent events through the date these financial statements were issued.

These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (“2016 Annual Report”). There have been no significant changes to the Company’s accounting policies as disclosed in the Company’s 2016 Annual Report.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires all deferred income taxes to be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this standard prospectively as of March 31, 2016.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and a subsequent amendment to the standard in March 2016 with ASU 2016-08, a new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that revenue should be recognized as goods or services are transferred to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the delay, this ASU will now be effective for annual and interim periods beginning on or after December 15, 2017, with early adoption permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures of adopting this guidance.

2.    CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS
The components of the Company’s intangible assets are as follows (in thousands):

	June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks(1)	$358		$358
Amortizing intangible assets:
Capitalized software(2)	$39,266	($28,294)	$10,972
Customer relationship agreements	2,585	(2,585)	—
Trademarks	80	(80)	—
Total amortizing intangible assets	$41,931	($30,959)	$10,972

	March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks(1)	$358		$358
Amortizing intangible assets:
Capitalized software(2)	$38,578	($27,450)	$11,128
Customer relationship agreements	2,585	(2,585)	—
Trademarks	80	(80)	—
Total amortizing intangible assets	$41,243	($30,115)	$11,128
_____________________________________________________

(1)
The Covisint trademarks were acquired by Compuware in an acquisition in March 2004 and contributed to Covisint by Compuware effective January 1, 2013. These trademarks are deemed to have an indefinite life and therefore are not being amortized.

(2)
Amortization of capitalized software is included in “cost of revenue” in the consolidated statements of comprehensive loss. Historically, capitalized software has been amortized over five years. Beginning in fiscal year 2017, capitalized software is amortized over three years.

Based on the current competitive environment and rapidly changing landscape for cloud based platform software, effective April 1, 2016, the Company changed its estimate of the useful life of capitalized software from five years to three years. This change in useful life has been accounted for as a change in accounting estimate, and will be applied to all new capitalized software. Remaining carrying amounts of capitalized software intangible assets will be amortized prospectively over a maximum of three years, or the remaining useful lives if less than three years. The change in estimated useful life did not have an impact on the earnings per share disclosed in the Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2016.

Amortization expense of intangible assets was $0.8 million and $0.9 million for the three months ended June 30, 2016 and 2015, respectively. Estimated future amortization expense, based on identified intangible assets at June 30, 2016, is expected to be as follows (in thousands):

	At June 30, 2016 for the Year Ending March 31,
	2017	2018	2019	2020
Capitalized software	$3,608	$4,154	$2,800	$410

3.    LOSS PER COMMON SHARE

Basic earnings per common share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potentially dilutive equivalent shares outstanding using the treasury method.

EPS data were computed as follows (in thousands, except for per share data):

	Three Months Ended June 30,
	2016	2015
Basic loss per share:
Numerator: Net loss	($5,003)	($6,586)
Denominator:
Weighted-average common shares outstanding	40,500	39,059
Basic loss per share	($0.12)	($0.17)
Diluted loss per share:
Numerator: Net loss	($5,003)	($6,586)
Denominator:
Weighted-average common shares outstanding	40,500	39,059
Dilutive effect of stock awards	—	—
Total shares	40,500	39,059
Diluted loss per share	($0.12)	($0.17)

Stock awards to purchase approximately 3,299,000 and 4,641,000 shares for the three months ended June 30, 2016 and 2015, respectively, were excluded from the diluted EPS calculation because they were anti-dilutive.

4.    COMMITMENTS AND CONTINGENCIES
Contractual Obligations

The Company conducts its business in various leased facilities which, based on the lease terms, are considered to be operating leases.  There have been no material changes in our commitments under the lease agreements or other contractual obligations, as disclosed in our 2016 Annual Report.

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

On May 5, 2016, the parties entered into a stipulation and agreement of settlement to dismiss all claims with prejudice and settle the Securities Class Action (the “Settlement”). The Settlement was reached after the Court denied defendants' motions to dismiss and granted class certification of a class of all persons who purchased the Company's stock in and/or traceable to the Company's IPO on or about September 26, 2013, seeking to pursue remedies under Section 11 and 15 of the Securities Act. The Settlement, which is subject to Court approval, provides for a payment by the defendants of $8.0 million. The Company's uninsured portion of the settlement amount is $0.4 million, which was recorded as a liability as of March 31, 2016 and paid in July 2016. The hearing on Court approval of the Settlement is currently scheduled for December 15, 2016.

5.    BENEFIT PLANS

Covisint 401(k) Plan

Under the Covisint 401(k) plan, the Company matches 33 percent of employees’ 401(k) contributions up to 2 percent of eligible earnings. Matching contributions vest 100 percent when an employee reaches one year of service. For the three months ended June 30, 2016 and 2015, the Company expensed $0.1 million and $0.1 million, respectively, related to this program.

Covisint Stock-Based Compensation Plan

In August 2009, Covisint established a 2009 Long-Term Incentive Plan (“2009 Covisint LTIP”) allowing the Board of Directors of Covisint to grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance-based cash or RSU awards and annual cash incentive awards to employees and directors of Covisint and its affiliates. The 2009 Covisint LTIP reserves 7.5 million common shares of Covisint for issuance under this plan.

As of June 30, 2016, there were 2.9 million stock options and 0.5 million RSUs outstanding from the 2009 Covisint LTIP. No options or RSUs issued contain performance conditions. For the three months ended June 30, 2016 and 2015, 0.03 million options and 0.14 million options, respectively, were exercised by participants of the 2009 Covisint LTIP.

Stock Option Activity

A summary of option activity under the Company’s stock-based compensation plans as of June 30, 2016, and changes during the three months then ended is presented below (shares and intrinsic value in thousands):

	Three Months Ended June 30, 2016
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of April 1, 2016	2,943	$4.52
Granted	235	1.79
Exercised	(26)	1.73
Forfeited/Cancelled	(263)	5.74
Options outstanding as of June 30, 2016	2,889	$4.21	7.43	$215
Options vested and expected to vest, net of estimated forfeitures, as of June 30, 2016	2,747	$4.29	7.35	$195
Options exercisable as of June 30, 2016	1,347	$5.03	6.17	$104

All options were originally granted at estimated fair market value for those granted prior to Covisint's initial public offering (“IPO”), and at fair market value for those granted post IPO. Options expire ten years from the date of grant unless expiration has been otherwise accelerated in accordance with a termination and/or separation agreement.

Restricted Stock Unit Activity

A summary of non-vested RSU activity as of June 30, 2016, and changes during the three months then ended is presented below (shares and intrinsic value in thousands).

	Three Months Ended June 30, 2016
	Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
RSUs outstanding as of April 1, 2016	298	$3.50
Granted	175	2.34
Released	—
Forfeited	—
Dividend equivalents, net
RSUs outstanding as of June 30, 2016	473	$3.07	$1,030

Stock Awards Compensation

For the three months ended June 30, 2016 and 2015, net stock awards compensation expense was recorded as follows (in thousands):

	Three Months Ended June 30,
	2016	2015
Stock awards compensation classified as:
Cost of revenue	$5	$30
Research and development	4	26
Sales and marketing	49	109
General and administrative	433	984
Total stock awards compensation expense before income taxes	$491	$1,149

For the three months ended June 30, 2016, total stock compensation expense is comprised of $0.5 million according to the normal expense recognition of the grant. For the three months ended June 30, 2015, stock compensation expense was comprised of $0.7 million according to the normal expense recognition schedule of the grant, and $0.4 million of accelerated expense recognized due to the cancellation of options for certain current employees.

As of June 30, 2016, total unrecognized compensation cost of $2.4 million, net of estimated forfeitures, related to nonvested equity awards granted is expected to be recognized over a weighted-average period of approximately 2.1 years. The following table summarizes the Company’s estimated future recognition of its unrecognized compensation cost related to stock awards as of June 30, 2016 (in thousands).

	Year Ending March 31,
Covisint Stock-Based Compensation Plan:	Total	2017	2018	2019	2020	2021
Stock Compensation Expense	$2,398	$1,111	$731	$361	$171	$24

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report, the terms “Covisint”, “the Company”, “we”, “us”, or “our”, mean Covisint Corporation and its subsidiaries on a consolidated basis unless otherwise expressly stated or the context otherwise requires.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear in Part I, Item 1 in this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (“2016 Annual Report”). In addition to historical information, the information we provide or statements made by our employees contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and Item 1A of this Quarterly Report under "Risk Factors". Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

OVERVIEW
Covisint provides a cloud platform for the development of identity-centric and Internet of Things (“IoT”) solutions (collectively the “Platform”). Our Platform gives our customers a substantial strategic advantage by enabling them to rapidly develop and deploy these applications faster and more cost-effectively than the alternatives, and in so doing, compete more effectively in their markets. Our Platform has been successfully operating globally on an enterprise scale for over 13 years, and it is the technology behind innovative industry solutions such as General Motors’ OnStar, Hyundai’s BlueLink™ and Cisco Systems SXP.
Our Platform provides a complete set of integrated technologies that addresses a rapidly growing available market, particularly in the automotive and manufacturing industries, which span three horizontal use cases - the IoT, cloud identity and access management, and business-to-business collaboration. To support our growth strategies and capitalize on current technology trends, we have made, and continue to make substantial investments to: a) expand our installed customer base; b) win new customers in the automotive industry; and c) land new customers via our channel partners via outbound OEM agreements with independent software vendors and system integrators.
We experienced net losses of $5.0 million and $6.5 million in the three months ended June 30, 2016 and 2015, respectively. Since we are continuing to actively invest in our business to drive long-term growth, we do not expect to be profitable during fiscal 2017.

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

Research and Development
Research and development costs are primarily comprised of salaries and personnel-related expenses, services provided by third-party contractors related to software development, testing and migration, software license and hardware fees and depreciation and amortization related to acquisitions and capital expenditures.

We focus our research and development on new and expanded features of our Platform, utilizing an agile delivery methodology for our Platform enhancements. We capitalize a portion of these costs related to our hosted software and application services that have reached the application development stage. Capitalization of such cost begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose. Our capitalized software costs are amortized as a cost of revenue ratably over a period of three years upon completion of the project.

Sales and Marketing
Sales and marketing costs are primarily comprised of salaries and personnel-related expenses, commissions, travel expense, marketing program fees, services provided by third-party contractors related to our marketing campaigns, and amortization related to customer relationship agreements acquired as a result of various acquisitions.

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

CRITICAL ACCOUNTING POLICIES

There have been no significant changes to our Critical Accounting Policies as described in our 2016 Annual Report.

STOCK-BASED COMPENSATION

Stock award compensation expense is recognized, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award.

RESULTS OF OPERATIONS

The following table is a summary of our consolidated statements of comprehensive loss data (in thousands, except for per share data):

	Three Months Ended June 30,
	2016	2015

Consolidated Statements of Comprehensive Loss Data:
Subscription and support	$14,596	$15,664
Services	2,849	2,818
Total revenue	17,445	18,482
Cost of revenue(1)	8,220	9,777
Gross profit	9,225	8,705
Operating expenses:
Research and development(1)	3,776	3,663
Sales and marketing(1)	7,210	7,476
General and administrative(1)	3,208	4,087
Total operating expenses	14,194	15,226
Operating loss	(4,969)	(6,521)
Other income	16	2
Loss from operations before income tax provision	(4,953)	(6,519)
Income tax provision	50	67
Net loss	($5,003)	($6,586)
Basic and diluted loss per share (2)	($0.12)	($0.17)
Weighted-average shares outstanding, Basic and diluted (2)	40,500	39,059

(1)	The statements and line items above include stock compensation as detailed in the table below.

(2)
Please see note 3 of our consolidated financial statements and related disclosures for an explanation of the method used to calculate the net income (loss) per share attributable to common shareholders and the number of shares used in computation of the per share amounts.

	Three Months Ended June 30,
	2016	2015
Stock awards compensation classified as:
Cost of revenue	$5	$30
Research and development	4	26
Sales and marketing	49	109
General and administrative	433	984
Total stock awards compensation expense before income taxes	$491	$1,149

The following table sets forth a summary of our consolidated statements of comprehensive loss as a percentage of our total revenue:

	Three Months Ended June 30,
	2016	2015
Consolidated Statements of Comprehensive Loss Data:
Subscription and support	84%	85%
Services	16	15
Total revenue	100	100
Cost of revenue(1)	47	53
Gross profit	53	47
Operating expenses:
Research and development(1)	22	20
Sales and marketing(1)	41	40
General and administrative(1)	18	22
Total operating expenses	81	82
Operating loss	(28)	(35)
Other income	0	0
Loss from operations before for income tax provision	(28)	(35)
Income tax provision	0	0
Net loss	(28)%	(35)%
________________________________________________

(1)	Refer to the table above for the breakdown of stock compensation included in these line item percentages.

KEY METRICS

In addition to reporting financial results in accordance with U.S. GAAP, we monitor a number of other metrics to evaluate our business, measure our performance, identify trends affecting our business, allocate capital and make strategic decisions.

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

The table below provides reconciliations between the non-U.S. GAAP financial measures discussed above to the comparable U.S. GAAP measures of gross profit (in thousands, except percentages):

	Three Months Ended June 30,
	2016	2015
Gross profit	$9,225	$8,705
Gross margin	53%	47%
Adjustments:
Stock compensation expense—cost of revenue	$5	$30
% of total revenue	—%	—%
Amortization of capitalized software—cost of revenue	$844	$904
% of total revenue	5%	5%
Non-GAAP gross profit	$10,074	$9,639
Non-GAAP gross margin	58%	52%

THREE MONTHS ENDED JUNE 30, 2016 AND 2015

Revenue

Revenue derived from our subscription and support and services is presented in the table below:

	Three Months Ended June 30,		Period-to-Period Change
	2016	2015	$	%
	(In thousands)
Subscription and support	$14,596	$15,664	($1,068)	(7)%
Services	2,849	2,818	31	1%
Total revenue	$17,445	$18,482	($1,037)	(6)%

Our total revenue decreased to $17.4 million for the three months ended June 30, 2016 from $18.5 million in the three months ended June 30, 2015, representing a 6% decrease in total revenue.

Subscription and support revenue was $14.6 million for the three months ended June 30, 2016 as compared to $15.7 million for the three months ended June 30, 2015. The decrease in subscription revenue was due to the shift out of lower margin healthcare application business and as well as other customer attrition, partially offset by new business.

Our services revenue was $2.8 million for the three months ended June 30, 2016, which was essentially flat compared to $2.8 million for the three months ended June 30, 2015.

Our highest concentration of total revenue, including services, comes from the automotive industry which accounted for 56% and 51% of our total revenue for the three months ended June 30, 2016 and 2015, respectively. The healthcare industry accounted for 14% and 20% of our total revenue in the quarter ended June 30, 2016 and 2015, respectively. Our remaining revenue resides in the energy, financial services, travel and other non-automotive and non-health care industries.

Our total revenue is also concentrated with two key customers, Cisco Systems (“Cisco”) and General Motors (“GM”). As a result of the strategic partnership with Cisco, we enabled Cisco to serve as the prime contractor and Covisint as the subcontractor for agreements with various divisions of GM, which we historically provided directly to GM. For the three months ended June 30, 2016 and 2015, Cisco accounted for 41% and 31%, respectively, of our total revenue, of which 29% and 21%, respectively, is related to the transfer of the GM Contracts and the augmentation of Cisco's SXP. Our stand alone business with GM accounted for 3% and 14% of our total revenue in the three months ended June 30, 2016 and 2015, respectively.

Cost of Revenue

Cost of revenue is presented in the table below:

	Three Months Ended June 30,		Period-to-Period Change
	2016	2015	$	%
	(In thousands)
Cost of revenue	$8,220	$9,777	($1,557)	(16)%
Gross margin	53%	47%

Cost of revenue decreased $1.6 million for the three months ended June 30, 2016 as compared to the same period in 2015. The decrease is primarily attributable to a decline in personnel and subcontractor expense due to the planned exit from the low margin services business, as well as due to reductions in technology expense from continued optimization of our hosting and telecommunications costs.

Our gross margin increased to 53% for the three months ended June 30, 2016, as compared with 47% for the same period in 2015. The improved margins were primarily due to the execution of cost savings initiatives related to changes in our service business and reduced technology expense discussed above.

Research and Development

Research and development costs incurred, expensed and capitalized are presented in the table below:

	Three Months Ended June 30,		Period-to-Period Change
	2016	2015	$	%
	(In thousands)
Research and development costs incurred	$4,464	$4,063	$401	10%
Capitalized internal software costs	(688)	(400)	(288)	72%
Research and development costs expensed	$3,776	$3,663	$113	3%
Percentage of total revenue:
Research and development costs incurred	26%	22%
Research and development costs expensed	22%	20%

Research and development costs incurred increased to $4.5 million for the three months ended June 30, 2016, as compared to $4.1 million in the same period in 2015, primarily due to an increase in development costs to develop and migrate existing customers to our Next-gen platform and our Covisint “Anywhere” offering.

We capitalized $0.7 million and $0.4 million of internal software (research and development) costs for the three months ended June 30, 2016 and 2015, respectively. The increased capitalization of our research and development costs for the three months ended June 30, 2016, compared to the same period in 2015, was due to the increased level of incurred costs as well as the timing of projects in the development stage.

Sales and Marketing

Sales and marketing costs are presented in the table below:

	Three Months Ended June 30,		Period-to-Period Change
	2016	2015	$	%
	(In thousands)
Sales and marketing	$7,210	$7,476	($266)	(4)%
Percentage of total revenue	41%	40%

Sales and marketing costs decreased $0.3 million for the three months ended June 30, 2016, compared to the same period in 2015, primarily due to a restructuring of the direct sales and marketing organizations to align with our growth strategy of winning new customers in the automotive industry.

General and Administrative

General and administrative costs are presented in the table below:

	Three Months Ended June 30,		Period-to-Period Change
	2016	2015	$	%
	(In thousands)
General and administrative	$3,208	$4,087	($879)	(22)%
Percentage of total revenue	18%	22%

General and administrative costs decreased by $0.9 million for the three months ended June 30, 2016, as compared to the same period in 2015 which was primarily a result of stock compensation decreasing by $0.6 million as well as our continued rationalization of our general and administrative structure.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended June 30,
	2016	2015
Consolidated Statement of Cash Flows Data:	(In thousands)
Net cash provided by operating activities	$2,916	$95
Net cash used in investing activities	(713)	(3,275)
Net cash provided by (used in) financing activities	(82)	247
Effect of exchange rate	(43)	43
Net change in cash	$2,078	($2,890)

Our principal sources of liquidity are cash generated from operations. While we generated positive cash flow for the three months ended June 30, 2016, we do not expect to be profitable and expect negative cash flow for the full 2017 fiscal year as we continue to fund our current operations, implement our growth strategies, and fund capital expenditures. We anticipate our current cash balance as well as cash to be received from current and existing customers will be sufficient to meet our liquidity needs and accommodate our growth for at least the next twelve months.

The consolidated statements of cash flows included in this report compute net cash from operating activities using the indirect cash flow method. Therefore, non-cash adjustments and net changes in assets and liabilities (net of effects from acquisitions and currency fluctuations) are adjusted from net income to derive net cash from operating activities.

Cash Flows from Operating Activities

Net cash provided by operating activities was $2.9 million for the three months ended June 30, 2016, compared to $0.1 million for the same period in 2015, primarily due to favorable working capital fluctuations.

In the first quarter of fiscal 2016 and 2015, we received payment for the annual subscription for one of our agreements with Cisco for GM (“Cisco Agreements”), which is also reflected in cash from operating activities for the three months ended June 30, 2016 and 2015, respectively. We receive the annual subscription fees in advance, at the commencement of each contract year, under this Cisco Agreement as well as for the other Cisco Agreement (which was paid in the fourth quarters of fiscal 2016 and 2015, respectively).

Cash Flows from Investing Activities

Cash used in investing activities typically consists of the purchase of property and equipment associated with our infrastructure and the expenditures on capitalized internal software (research and development) costs related to expanding our cloud-based Platform.

Net cash used in investing activities was $0.7 million for the three months ended June 30, 2016, compared to $3.3 million for the same period in 2015. The decrease in cash used in investing activities is due to the prior year period which includes purchases of property and equipment and lease hold improvements associated with the relocation of our corporate headquarters to Southfield, Michigan in May 2015.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.1 million for the three months ended June 30, 2016, as compared $0.2 million provided by financing activities in the same period in 2015, primarily due to a decrease in proceeds received from the exercises of stock awards partially offset by increases in vendor financing payments.

RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

New accounting guidance that we have recently adopted, as well as accounting guidance that has been recently issued, but not yet adopted by us, is included in Note 1 of the notes to the consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report.
CONTRACTUAL OBLIGATIONS

Contractual obligations represent future cash commitments and liabilities under agreements with third parties. There have been no material changes in our commitments under contractual obligations, as disclosed in our 2016 Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

We currently do not have any off-balance sheet or non-consolidated special purpose entity arrangements as defined by the applicable rules and regulations promulgated by the Securities and Exchange Commission (“SEC”).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed primarily to market risks associated with foreign currency exchange rates. We do not use derivative financial instruments or forward foreign exchange contracts for investment, speculative or trading purposes. We believe our foreign currency risk is minimal as 87% and 86% of our revenue was based in U.S. dollars for the three months ended June 30, 2016 and 2015, respectively. In addition, we have no long-term assets or liabilities in foreign currencies. We do not have a material exposure to market risk with respect to investments.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their objectives. Based upon the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 5, 2016, the parties entered into a stipulation and agreement of settlement to dismiss all claims with prejudice and settle the Securities Class Action (the “Settlement”). The Settlement was reached after the Court denied defendants' motions to dismiss and granted class certification of a class of all persons who purchased the Company's stock in and/or traceable to the Company's IPO on or about September 26, 2013, seeking to pursue remedies under Section 11 and 15 of the Securities Act. The Settlement, which is subject to Court approval, provides for a payment by the defendants of $8.0 million. The Company's uninsured portion of the settlement amount is $0.4 million, which was recorded as a liability as of March 31, 2016 and paid in July 2016. The hearing on Court approval of the Settlement is currently scheduled for December 15, 2016.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks under the heading “Risk Factors” in Part I, Item 1A in our 2016 Annual Report, which risks could materially affect our business, financial condition or future results. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Actions of activist shareholders against us could be disruptive and costly and the possibility that activist shareholders may wage proxy contests or gain representation on or control of our Board could cause uncertainty about the strategic direction of our business.

Shareholders may from time to time engage in proxy solicitations, advance shareholder proposals or board nominations or otherwise attempt to effect changes, assert influence or acquire some level of control over us.  On May 27, 2016, Dialectic Capital Partners, LP, a Delaware limited partnership (“Dialectic”), which owns approximately 5.5% of the Company’s Common Stock, notified the Company that it intends to nominate five (5) candidates for election to our Board at our 2016 Annual Meeting of Shareholders (the “2016 Annual Meeting”) which, if elected, would represent more than a majority of the members of our Board. While our Board and management team strive to maintain constructive, ongoing communications with all of the Company’s shareholders, including Dialectic and other activist shareholders, and welcomes their views and opinions with the goal of enhancing value for all shareholders and the depth and breadth of our Board, activist campaigns that contest, or conflict with, our strategic direction or seek changes in the composition of our Board could have an adverse effect on us because:

•
Responding to proxy contests and other actions by activist shareholders can disrupt our operations, be costly and time-consuming, and divert the attention of our Board and senior management from the pursuit of business strategies, which could adversely affect our results of operations and financial condition;

•
Perceived uncertainties as to our future direction as a result of changes to the composition of our Board may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential clients, may result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners;

•
These types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business; and

•	If individuals are elected to our Board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our shareholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULT UPON SENIOR SECURITIES
Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
Not Applicable.

ITEM 6. EXHIBITS

The following exhibits are filed herewith.

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act
32.1 *	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates an exhibit that is furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COVISINT CORPORATION

Date:	August 4, 2016	By: /s/ Samuel M. Inman, III
Samuel M. Inman, III
Chief Executive Officer
Principal Executive Officer

Date:	August 4, 2016	By: /s/ Enrico Digirolamo
Enrico Digirolamo
Chief Financial Officer
Principal Accounting Officer