Form 10-Q
period 2016-09-30
Covisint Corp
filed 2016-11-03
CIK 1563699

As filed with the Securities and Exchange Commission on November 3, 2016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
As of November 1, 2016, there were outstanding 40,843,457 shares of Common Stock, no par value, of the registrant.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
COVISINT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	September 30, 2016	March 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,814	$39,681
Accounts receivable, net of allowance for doubtful accounts of $72 and $39 as of September 30, 2016 and March 31, 2016, respectively	9,243	12,836
Prepaid expenses	2,069	2,167
Other current assets	689	1,603
Total current assets	46,815	56,287
PROPERTY AND EQUIPMENT, NET	6,460	7,847
CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS, NET	10,920	11,486
OTHER:
Goodwill	25,385	25,385
Deferred costs	381	580
Deferred tax asset, net	169	171
Other assets	205	289
Total other assets	26,140	26,425
TOTAL ASSETS	$90,335	$102,045
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,654	$5,061
Accrued commissions	1,911	1,071
Deferred revenue	16,504	15,952
Accrued expenses	1,565	2,377
Total current liabilities	24,634	24,461
DEFERRED REVENUE	655	3,595
ACCRUED LIABILITIES	2,355	2,327
DEFERRED TAX LIABILITY, NET	364	353
Total liabilities	28,008	30,736
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, no par value - authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, no par value - authorized 50,000,000 shares; issued and outstanding 40,797,757 (40,490,928 issued and outstanding as of March 31, 2016)	—	—
Additional paid-in capital	163,038	161,997
Retained deficit	(100,442)	(90,527)
Accumulated other comprehensive loss	(269)	(161)
Total shareholders' equity	62,327	71,309
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$90,335	$102,045

See notes to consolidated financial statements.

COVISINT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
REVENUE	$17,170	$18,393	$34,616	$36,875
COST OF REVENUE	8,873	8,469	17,094	18,246
GROSS PROFIT	8,297	9,924	17,522	18,629
OPERATING EXPENSES:
Research and development	2,962	3,127	6,738	6,790
Sales and marketing	7,053	7,183	14,264	14,659
General and administrative	3,187	3,730	6,395	7,817
Total operating expenses	13,202	14,040	27,397	29,266
OPERATING LOSS	(4,905)	(4,116)	(9,875)	(10,637)
Other income (expense)	17	(33)	33	(31)
LOSS BEFORE INCOME TAX PROVISION	(4,888)	(4,149)	(9,842)	(10,668)
INCOME TAX PROVISION (BENEFIT)	24	(23)	73	44
NET LOSS	($4,912)	($4,126)	($9,915)	($10,712)
Basic and diluted loss per share	($0.12)	($0.10)	($0.24)	($0.27)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustments	(13)	(85)	(108)	(82)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(13)	(85)	(108)	(82)
COMPREHENSIVE LOSS	($4,925)	($4,211)	($10,023)	($10,794)

See notes to consolidated financial statements.

COVISINT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
SIX MONTHS ENDED SEPTEMBER 30, 2016
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity
	Shares	Amount
BALANCE AT MARCH 31, 2016	40,490,928	$—	$161,997	($90,527)	($161)	$71,309
Net loss				(9,915)		(9,915)
Covisint stock based compensation expense (Note 5)			927			927
Covisint stock option exercise / RSU vesting	306,829		121			121
Income tax items			(7)			(7)
Foreign currency translation					(108)	(108)
BALANCE AT SEPTEMBER 30, 2016	40,797,757	$—	$163,038	($100,442)	($269)	$62,327

See notes to consolidated financial statements.

COVISINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended September 30,
	2016	2015
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	($9,915)	($10,712)
Adjustments to reconcile net loss to cash provided by (used in) operations:
Depreciation and amortization	3,587	3,497
Deferred income taxes	23	48
Stock award compensation	927	1,822
Other	—	5
Net change in assets and liabilities:
Accounts receivable	3,565	2,723
Other assets	1,285	3,658
Accounts payable and accrued expenses	(72)	(1,625)
Deferred revenue	(2,360)	(2,986)
Net cash used in operating activities	(2,960)	(3,570)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of:
Property and equipment	(188)	(3,451)
Capitalized software	(1,428)	(1,526)
Proceeds from asset disposals	—	29
Net cash used in investing activities	(1,616)	(4,948)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Vendor financing payments	(369)	(369)
Net proceeds from exercise of stock awards	121	486
Net cash provided by (used in) financing activities	(248)	117
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(43)	19
NET CHANGE IN CASH	(4,867)	(8,382)
CASH AT BEGINNING OF PERIOD	39,681	50,077
CASH AT END OF PERIOD	$34,814	$41,695

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

The Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), for interim financial information and with the instructions of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based its assumptions and estimates on the facts and circumstances existing at September 30, 2016, final amounts may differ from these estimates. In the opinion of the Company’s management, the accompanying Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented.

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

2.    CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS
The components of the Company’s intangible assets are as follows (in thousands):

	September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks (1)	$358		$358
Amortizing intangible assets:
Capitalized software (2)	$40,007	($29,445)	$10,562
Customer relationship agreements	2,585	(2,585)	—
Trademarks	80	(80)	—
Total amortizing intangible assets	$42,672	($32,110)	$10,562

	March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks (1)	$358		$358
Amortizing intangible assets:
Capitalized software (2)	$38,578	($27,450)	$11,128
Customer relationship agreements	2,585	(2,585)	—
Trademarks	80	(80)	—
Total amortizing intangible assets	$41,243	($30,115)	$11,128
_____________________________________________________

(1)
The Covisint trademarks were acquired by Compuware in an acquisition in March 2004 and contributed to Covisint by Compuware effective January 1, 2013. These trademarks are deemed to have an indefinite life and therefore are not being amortized.

(2)
Amortization of capitalized software is included in “cost of revenue” in the consolidated statements of comprehensive loss. Historically, capitalized software has been amortized over five years. Beginning in fiscal year 2017, capitalized software is being amortized over three years.

Based on the current competitive environment and rapidly changing landscape for cloud based platform software, effective April 1, 2016, the Company changed its estimate of the useful life of capitalized software from five years to three years. This change in useful life has been accounted for as a change in accounting estimate and will be applied to all new capitalized software. Remaining carrying amounts of capitalized software intangible assets will be amortized prospectively over a maximum of three years, or the remaining useful lives if less than three years. The change in estimated useful life did not have an impact on the earnings per share disclosed in the Consolidated Statements of Comprehensive Loss for the three and six months ended September 30, 2016.

Amortization expense of intangible assets was $1.1 million and $0.9 million for the three months ended September 30, 2016 and 2015, respectively, and $2.0 million and $1.8 million for the six months ended September 30, 2016 and 2015, respectively. Estimated future amortization expense, based on identified intangible assets at September 30, 2016, is expected to be as follows (in thousands):

	At September 30, 2016 for the Year Ending March 31,
	2017	2018	2019	2020
Capitalized software	$2,370	$4,385	$3,030	$777

3.    LOSS PER COMMON SHARE

Basic earnings per common share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potentially dilutive equivalent shares outstanding using the treasury method.

EPS data were computed as follows (in thousands, except for per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Basic loss per share:
Numerator: Net loss	($4,912)	($4,126)	($9,915)	($10,712)
Denominator:
Weighted-average common shares outstanding	40,662	39,346	40,582	39,203
Basic loss per share	($0.12)	($0.10)	($0.24)	($0.27)
Diluted loss per share:
Numerator: Net loss	($4,912)	($4,126)	($9,915)	($10,712)
Denominator:
Weighted-average common shares outstanding	40,662	39,346	40,582	39,203
Dilutive effect of stock awards	—	—	—	—
Total shares	40,662	39,346	40,582	39,203
Diluted loss per share	($0.12)	($0.10)	($0.24)	($0.27)

Stock awards to purchase approximately 3,314,000 and 4,469,000 shares for the three months ended September 30, 2016 and 2015, respectively, and 3,307,000 and 4,554,000 shares for the six months ended September 30, 2016 and 2015, respectively, were excluded from the diluted EPS calculation because they were anti-dilutive.

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

Beginning on May 30, 2014, two putative class actions were filed in the U.S. District Court for the Southern District of New York against us, our directors and former directors, and certain of our officers and former officers alleging violation of securities laws in connection with Covisint's initial public offering (“IPO”) and seeking unspecified damages. These lawsuits were consolidated in the action entitled Desrocher v. Covisint Corporation, et al., No. 14-cv-03878 (the “Securities Class Action”). On October 14, 2014, the lead plaintiff filed a consolidated class action complaint (the “Complaint”) alleging violations of Regulation S-K and Sections 11 and 15 of the Securities Act. The Complaint alleges, among other things that the IPO’s registration statement contained (1) untrue statements and omissions of material facts related to the Company’s projected revenues for fiscal 2014, (2) materially inaccurate statements regarding the Company’s revenue recognition policy, and (3) omissions of known trends, uncertainties and significant risk factors as required to be disclosed by Regulation S-K.

On May 5, 2016, the parties entered into a stipulation and agreement of settlement to dismiss all claims with prejudice and settle the Securities Class Action (the “Settlement”). The Settlement was reached after the Court denied defendants' motions to dismiss and granted class certification of a class of all persons who purchased the Company's stock in and/or traceable to the Company's IPO on or about September 26, 2013, seeking to pursue remedies under Section 11 and 15 of the Securities Act. The Settlement, which is subject to Court approval, provides for a payment by the defendants of $8.0 million. The Company's uninsured portion of the settlement amount is $0.4 million, which was recorded as a liability as of March 31, 2016 and paid in July 2016. The hearing on Court approval of the Settlement is currently scheduled for December 13, 2016.

5.    BENEFIT PLANS

Covisint 401(k) Plan

Under the Covisint 401(k) plan, the Company matches 33 percent of employees’ 401(k) contributions up to 2 percent of eligible earnings. Matching contributions vest 100 percent when an employee reaches one year of service. The Company expensed $0.1 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively, and $0.2 million and $0.2 million for the six months ended September 30, 2016 and 2015, respectively, related to this program.

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

As of September 30, 2016, there were 2.9 million stock options and 0.5 million RSUs outstanding from the 2009 Covisint LTIP. No options or RSUs issued contain performance conditions. For the six months ended September 30, 2016 and 2015, 0.1 million options and 0.3 million options, respectively, were exercised by participants of the 2009 Covisint LTIP.

Stock Option Activity

A summary of option activity under the Company’s stock-based compensation plans as of September 30, 2016, and changes during the six months then ended is presented below (shares and intrinsic value in thousands):

	Six Months Ended September 30, 2016
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of April 1, 2016	2,943	$4.52
Granted	355	1.91
Exercised	(70)	1.73
Forfeited/Canceled	(353)	5.55
Options outstanding as of September 30, 2016	2,875	$4.14	7.40	$200
Options vested and expected to vest, net of estimated forfeitures, as of September 30, 2016	2,730	$4.22	7.31	$181
Options exercisable as of September 30, 2016	1,500	$5.05	6.37	$85

All options were originally granted at estimated fair market value for those granted prior to our IPO, and at fair market value for those granted post IPO. Options expire ten years from the date of grant unless expiration has been otherwise accelerated in accordance with a termination and/or separation agreement.

Restricted Stock Unit Activity

A summary of non-vested RSU activity as of September 30, 2016, and changes during the six months then ended is presented below (shares and intrinsic value are presented in thousands):

	Six Months Ended September 30, 2016
	Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
RSUs outstanding as of April 1, 2016	298	$3.50
Granted	475	2.37
Released	(237)	3.16
Forfeited	—	—
RSUs outstanding as of September 30, 2016	536	$2.65	$1,168

Stock Awards Compensation

For the three months ended September 30, 2016 and 2015 and for the six months ended September 30, 2016 and 2015, net stock awards compensation expense was recorded as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Stock awards compensation classified as:
Cost of revenue	$16	$22	$21	$52
Research and development	11	28	15	54
Sales and marketing	69	232	118	341
General and administrative	340	391	773	1,375
Total stock awards compensation expense before income taxes	$436	$673	$927	$1,822

For the three months ended September 30, 2016 and 2015 total stock compensation expense is comprised of $0.4 million and $0.7 million, respectively, according to the normal expense recognition of the grant. For the six months ended September 30, 2016 and 2015 total stock compensation expense is comprised of $0.9 million and $1.4 million, respectively, according to the normal expense recognition of the grant, and $0.0 million and $0.4 million, respectively, for accelerated expense recognized due to the cancellation of options for certain current employees.

As of September 30, 2016, total unrecognized compensation cost of $2.8 million, net of estimated forfeitures, related to nonvested equity awards granted is expected to be recognized over a weighted-average period of approximately 2.9 years. The following table summarizes the Company’s estimated future recognition of its unrecognized compensation cost related to stock awards as of September 30, 2016 (in thousands).

	Year Ending March 31,
Covisint Stock-Based Compensation Plan:	Total	2017	2018	2019	2020	2021
Stock Compensation Expense	$2,762	$789	$925	$559	$378	$111

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report, the terms “Covisint”, “the Company”, “we”, “us”, or “our”, mean Covisint Corporation and its subsidiaries on a consolidated basis unless otherwise expressly stated or the context otherwise requires.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear in Part I, Item 1 in this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 ("2016 Annual Report"). In addition to historical information, the information we provide or statements made by our employees contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and Item 1A of this Quarterly Report under "Risk Factors". Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

OVERVIEW
Covisint provides a cloud platform for the development of identity-centric and Internet of Things (“IoT”) solutions (collectively the “Platform”). Our Platform gives our customers a substantial strategic advantage by enabling them to rapidly develop and deploy these applications faster and more cost-effectively than the alternatives, and in so doing, compete more effectively in their markets. Our Platform has been successfully operating globally on an enterprise scale for over 13 years, and it is the technology behind innovative industry solutions such as General Motors’ OnStar, Hyundai’s BlueLink™ and Cisco Systems' Service Exchange Platform™ (“SXP”).
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

We experienced net losses of $4.9 million and $4.1 million in the three months ended September 30, 2016 and 2015, respectively, and $9.9 million and $10.7 million in the six months ended September 30, 2016 and 2015, respectively. Since we are continuing to actively invest in our business to drive long-term growth, we do not expect to be profitable during fiscal 2017.

COMPONENTS OF OUR RESULTS OF OPERATIONS

Revenue

Our revenue is primarily comprised of fees related to subscription and support as well as services performed. Subscription and support revenue includes fees for our customers' and their users' access to our Platform. Service revenue is generated from fees related to the implementation of our Platform and consulting services for our customers, as well as from other non-subscription sales. Implementation services typically consist of user migration, content migration, solution deployment, configuration, and training to support customer-specific work flows. Our services engagements typically occur in phases and can vary from a few weeks to several months depending on the scope and complexity of the solution. Our customers may choose to do much of this work in-house, through a third party, or with Covisint. We currently subcontract portions of our service engagements to third-party service partners to supplement our staffing needs within this area of the business.

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

RESULTS OF OPERATIONS

The following table is a summary of our consolidated statements of comprehensive loss data (in thousands, except for per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015

Consolidated Statements of Comprehensive Loss Data:
Subscription and support	$14,608	$15,251	$29,204	$30,915
Services	2,562	3,142	5,412	5,960
Total revenue	17,170	18,393	34,616	36,875
Cost of revenue (1)	8,873	8,469	17,094	18,246
Gross profit	8,297	9,924	17,522	18,629
Operating expenses:
Research and development (1)	2,962	3,127	6,738	6,790
Sales and marketing (1)	7,053	7,183	14,264	14,659
General and administrative (1)	3,187	3,730	6,395	7,817
Total operating expenses	13,202	14,040	27,397	29,266
Operating loss	(4,905)	(4,116)	(9,875)	(10,637)
Other income (expense)	17	(33)	33	(31)
Loss from operations before income tax provision	(4,888)	(4,149)	(9,842)	(10,668)
Income tax provision (benefit)	24	(23)	73	44
Net loss	($4,912)	($4,126)	($9,915)	($10,712)
Basic and diluted loss per share (2)	($0.12)	($0.10)	($0.24)	($0.27)
Weighted-average shares outstanding, Basic and diluted (2)	40,662	39,346	40,582	39,203

(1)	The statements and line items above include stock compensation as detailed in the table below.

(2)
Please see note 3 of our consolidated financial statements and related disclosures for an explanation of the method used to calculate the net income (loss) per share attributable to common shareholders and the number of shares used in computation of the per share amounts.

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Stock awards compensation classified as:
Cost of revenue	$16	$22	$21	$52
Research and development	11	28	15	54
Sales and marketing	69	232	118	341
General and administrative	340	391	773	1,375
Total stock awards compensation expense before income taxes	$436	$673	$927	$1,822

The following table sets forth a summary of our consolidated statements of comprehensive loss as a percentage of our total revenue:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Consolidated Statements of Comprehensive Loss Data:
Subscription and support	85%	83%	84%	84%
Services	15	17	16	16
Total revenue	100	100	100	100
Cost of revenue (1)	52	46	49	49
Gross profit	48	54	51	51
Operating expenses:
Research and development (1)	17	17	19	18
Sales and marketing (1)	41	39	41	40
General and administrative (1)	19	20	18	21
Total operating expenses	77	76	78	79
Operating loss	(29)	(22)	(29)	(29)
Other income (expense)	0	0	0	0
Loss from operations before income tax provision	(28)	(23)	(28)	(29)
Income tax provision (benefit)	0	0	0	0
Net loss	(29)%	(22)%	(29)%	(29)%
________________________________________________

(1)	Refer to the table above for the breakdown of stock compensation included in these line item percentages.

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

The table below provides reconciliations between the non-U.S. GAAP financial measures discussed above to the comparable U.S. GAAP measures of gross profit (in thousands, except percentages):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Gross profit	$8,297	$9,924	$17,522	$18,629
Gross margin	48%	54%	51%	51%
Adjustments:
Stock compensation expense—cost of revenue	$16	$22	$21	$52
% of total revenue	—%	—%	—%	—%
Amortization of capitalized software—cost of revenue	$1,150	$905	$1,995	$1,809
% of total revenue	7%	5%	5%	5%
Non-GAAP gross profit	$9,463	$10,851	$19,538	$20,490
Non-GAAP gross margin	55%	59%	56%	56%

THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Revenue

Revenue derived from our subscription and support and services is presented in the table below:

	Three Months Ended September 30,		Period-to-Period Change
	2016	2015	$	%
	(In thousands)
Subscription and support	$14,608	$15,251	($643)	(4)%
Services	2,562	3,142	(580)	(18)%
Total revenue	$17,170	$18,393	($1,223)	(7)%

Our total revenue decreased to $17.2 million for the three months ended September 30, 2016 from $18.4 million in the three months ended September 30, 2015, representing a 7% decrease in total revenue.

Subscription and support revenue was $14.6 million for the three months ended September 30, 2016, as compared to $15.3 million for the three months ended September 30, 2015, representing a decline of 4%. The decrease in subscription revenue was due to the shift out of our lower margin healthcare application business, as well as other customer attrition, partially offset by new business.

Our services revenue was $2.6 million for the three months ended September 30, 2016, as compared to $3.1 million for the three months ended September 30, 2015, representing a decline of 18%. This reflected a relatively high volume of one-time projects related to new customer implementations in the prior period.

Our highest concentration of total revenue, including services, comes from the automotive industry which accounted for 55% and 53% of our total revenue for the three months ended September 30, 2016 and 2015, respectively. The healthcare industry accounted for 12% and 16% of our total revenue in the quarter ended September 30, 2016 and 2015, respectively. Our remaining revenue resides in the energy, financial services, travel and other non-automotive and non-health care industries.

Our total revenue is also concentrated with two key customers, Cisco Systems (“Cisco”) and General Motors (“GM”). As a result of the strategic partnership with Cisco, we enabled Cisco to serve as the prime contractor and Covisint as the subcontractor for agreements with various divisions of GM, which we historically provided directly to GM. For the three months ended September 30, 2016 and 2015, Cisco accounted for 43% and 41%, respectively, of our total revenue, of which 30% and 28%, respectively, is related to the transfer of the GM contracts and the augmentation of Cisco's SXP. Our stand alone business with GM accounted for 3% of our total revenue in each of the three months ended September 30, 2016 and 2015.

Cost of Revenue

Cost of revenue is presented in the table below:

	Three Months Ended September 30,		Period-to-Period Change
	2016	2015	$	%
	(In thousands)
Cost of revenue	$8,873	$8,469	$404	5%
Gross margin	48%	54%

Cost of revenue increased $0.4 million for the three months ended September 30, 2016 as compared to the same period in 2015 largely attributable to increased technology costs and subcontractor usage related to increased investment in product support.

Our gross margin decreased to 48% for the three months ended September 30, 2016, as compared with 54% for the same period in 2015. The reduced margins were primarily due to the decline in revenue, as well as the increased technology and subcontractor expenses discussed above.

Research and Development

Research and development costs incurred, expensed and capitalized are presented in the table below:

	Three Months Ended September 30,		Period-to-Period Change
	2016	2015	$	%
	(In thousands)
Research and development costs incurred	$3,702	$4,253	($551)	(13)%
Capitalized internal software costs	(740)	(1,126)	386	(34)%
Research and development costs expensed	$2,962	$3,127	($165)	(5)%
Percentage of total revenue:
Research and development costs incurred	22%	23%
Research and development costs expensed	17%	17%

Research and development costs incurred decreased to $3.7 million for the three months ended September 30, 2016, as compared to $4.3 million in the same period in 2015. The reductions were primarily due to a $0.5 million decrease in labor expense as resources were deployed to customer support projects.

We capitalized $0.7 million and $1.1 million of internal software (research and development) costs for the three months ended September 30, 2016 and 2015, respectively. The decreased capitalization of our research and development costs for the three months ended September 30, 2016 compared to the same period in 2015, was due to the lower level of incurred costs.

Sales and Marketing

Sales and marketing costs are presented in the table below:

	Three Months Ended September 30,		Period-to-Period Change
	2016	2015	$	%
	(In thousands)
Sales and marketing	$7,053	$7,183	($130)	(2)%
Percentage of total revenue	41%	39%

Sales and marketing costs slightly decreased by $0.1 million for the three months ended September 30, 2016 as compared to the same period in 2015, largely due to a drop in stock compensation expense.

General and Administrative

General and administrative costs are presented in the table below:

	Three Months Ended September 30,		Period-to-Period Change
	2016	2015	$	%
	(In thousands)
General and administrative	$3,187	$3,730	($543)	(15)%
Percentage of total revenue	19%	20%

General and administrative costs decreased by $0.5 million for the three months ended September 30, 2016, as compared to the same period in 2015, which was primarily a result of $0.4 million lower salary expense from continued rationalization of our general and administrative structure.

SIX MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Revenue

Revenue derived from our subscription and support and services is presented in the table below:

	Six Months Ended September 30,		Period-to-Period Change
	2016	2015	$	%
	(In thousands)
Subscription and support	$29,204	$30,915	($1,711)	(6)%
Services	5,412	5,960	(548)	(9)%
Total revenue	$34,616	$36,875	($2,259)	(6)%

Our total revenue decreased to $34.6 million for the six months ended September 30, 2016 from $36.9 million in the six months ended September 30, 2015, representing a 6% decrease in total revenue.

Subscription and support revenue was $29.2 million for the six months ended September 30, 2016 as compared to $30.9 million for the six months ended September 30, 2015, representing a decline of 6%. The decrease in subscription revenue was due to the shift out of our lower margin healthcare application business, as well as other customer attrition, partially offset by new business.

Our services revenue was $5.4 million for the six months ended September 30, 2016, as compared to $6.0 million for the six months ended September 30, 2015, representing a decline of 9%. This reflected a relatively high volume of one-time projects related to new customer implementations in the prior period.

Our highest concentration of total revenue, including services, comes from the automotive industry which accounted for 56% and 52% of our total revenue for the six months ended September 30, 2016 and 2015, respectively. The healthcare industry accounted for 13% and 18% of our total revenue in the six months ended September 30, 2016 and 2015, respectively. Our remaining revenue resides in the energy, financial services, travel and other non-automotive and non-health care industries.

Our total revenue is also concentrated with two key customers, Cisco and GM. As a result of the strategic partnership with Cisco, we enabled Cisco to serve as the prime contractor and Covisint as the subcontractor for agreements with various divisions of GM, which we historically provided directly to GM. For the six months ended September 30, 2016 and 2015, Cisco accounted for 42% and 36%, respectively, of our total revenue, of which 30% and 25%, respectively, is related to the transfer of the GM contracts and the augmentation of Cisco's SXP. Our stand alone business with GM accounted for 3% and 8% of our total revenue in the six months ended September 30, 2016 and 2015, respectively.

Cost of Revenue

Cost of revenue is presented in the table below:

	Six Months Ended September 30,		Period-to-Period Change
	2016	2015	$	%
	(In thousands)
Cost of revenue	$17,094	$18,246	($1,152)	(6)%
Gross margin	51%	51%

Cost of revenue decreased $1.2 million for the six months ended September 30, 2016 as compared to the same period in 2015. The decrease is primarily attributable to a decline in personnel and subcontractor expense due to the planned exit from the low margin services business, as well as due to reductions in technology expense from continued optimization of our hosting and telecommunications costs.

Our gross margin of 51% for the six months ended September 30, 2016, was flat as compared with the same period in 2015.

Research and Development

Research and development costs incurred, expensed and capitalized are presented in the table below:

	Six Months Ended September 30,		Period-to-Period Change
	2016	2015	$	%
	(In thousands)
Research and development costs incurred	$8,166	$8,316	($150)	(2)%
Capitalized internal software costs	(1,428)	(1,526)	98	(6)%
Research and development costs expensed	$6,738	$6,790	($52)	(1)%
Percentage of total revenue:
Research and development costs incurred	24%	23%
Research and development costs expensed	19%	18%

Research and development costs incurred decreased to $8.2 million for the six months ended September 30, 2016, as compared to $8.3 million in the same period in 2015. The reductions were primarily due to a decrease in labor and technology expense as resources were deployed to customer support projects. These declines were partially offset by increased costs related to migrating customers to our enhanced platform offering.

We capitalized $1.4 million and $1.5 million of internal software (research and development) costs for the six months ended September 30, 2016 and 2015, respectively. The decreased capitalization of our research and development costs for the six months ended September 30, 2016 compared to the same period in 2015, was due to the lower level of incurred costs.

Sales and Marketing

Sales and marketing costs are presented in the table below:

	Six Months Ended September 30,		Period-to-Period Change
	2016	2015	$	%
	(In thousands)
Sales and marketing	$14,264	$14,659	($395)	(3)%
Percentage of total revenue	41%	40%

Sales and marketing costs decreased $0.4 million for the six months ended September 30, 2016, compared to the same period in 2015, primarily due to a restructuring of the direct sales and marketing organizations to align with our growth strategy of winning new customers in the automotive industry.

General and Administrative

General and administrative costs are presented in the table below:

	Six Months Ended September 30,		Period-to-Period Change
	2016	2015	$	%
	(In thousands)
General and administrative	$6,395	$7,817	($1,422)	(18)%
Percentage of total revenue	18%	21%

General and administrative costs decreased by $1.4 million for the six months ended September 30, 2016, as compared to the same period in 2015. The decrease was attributable to a reduction in stock compensation expense of $0.6 million and a reduction in legal expense of $0.3 million, as well as our continued rationalization of our general and administrative structure.

LIQUIDITY AND CAPITAL RESOURCES
In summary, our cash flows for the six months ended September 30, 2016 and 2015 were:

	Six Months Ended September 30,
	2016	2015
Consolidated Statement of Cash Flows Data:	(In thousands)
Net cash (used in) operating activities	($2,960)	($3,570)
Net cash (used in) investing activities	(1,616)	(4,948)
Net cash provided by (used in) financing activities	(248)	117
Effect of exchange rate	(43)	19
Net change in cash	($4,867)	($8,382)

Our principal source of liquidity is cash generated from operations. To date, we have incurred operating losses as reflected in our accumulated deficit, as well as negative cash flows as shown in the consolidated statements of cash flows. We do not expect to be profitable and expect negative cash flow for the full 2017 fiscal year as we continue to fund our current operations, implement our growth strategies, and fund capital expenditures. We anticipate our current cash balance as well as cash to be received from current and existing customers will be sufficient to meet our liquidity needs and accommodate our growth for at least the next twelve months.

The consolidated statements of cash flows included in this report compute net cash from operating activities using the indirect cash flow method. Therefore, non-cash adjustments and net changes in assets and liabilities (net of effects from acquisitions and currency fluctuations) are adjusted from net income to derive net cash from operating activities.

Cash Flows from Operating Activities

Net cash used in operating activities was $3.0 million for the six months ended September 30, 2016, compared to $3.6 million for the same period in 2015, primarily due to more favorable working capital fluctuations.

In the first quarter of fiscal 2017 and 2016, we received payment for the annual subscription for one of our agreements with Cisco for GM (“Cisco Agreements”), which is also reflected in cash from operating activities for the six months ended September 30, 2016 and 2015, respectively. We receive the annual subscription fees in advance, at the commencement of each contract year, under this Cisco Agreement as well as for another Cisco Agreement (which was paid in the fourth quarters of fiscal 2016 and 2015, respectively).

Cash Flows from Investing Activities

Cash used in investing activities typically consists of the purchase of property and equipment associated with our infrastructure and the expenditures on capitalized internal software (research and development) costs related to expanding our cloud-based Platform.

Net cash used in investing activities was $1.6 million for the six months ended September 30, 2016, compared to $4.9 million for the same period in 2015. The decrease in cash used in investing activities is due to the prior year period which includes purchases of property and equipment and lease hold improvements associated with the relocation of our corporate headquarters to Southfield, Michigan in May 2015.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.2 million for the six months ended September 30, 2016, as compared to $0.1 million provided by financing activities in the same period in 2015, primarily due to a decrease in proceeds received from the exercises of stock awards.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed primarily to market risks associated with foreign currency exchange rates. We do not use derivative financial instruments or forward foreign exchange contracts for investment, speculative or trading purposes. We believe our foreign currency risk is minimal as 89% and 91% of our revenue was based in U.S. dollars for the six months ended September 30, 2016 and 2015, respectively. Previously reported fiscal year 2016 U.S. dollar revenue percentages have been adjusted (from 85% to 91%) to be consistent with current fiscal year amounts. In addition, we have no long-term assets or liabilities in foreign currencies. We do not have a material exposure to market risk with respect to investments.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their objectives. Based upon the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 5, 2016, the parties entered into a stipulation and agreement of settlement to dismiss all claims with prejudice and settle the Securities Class Action (the “Settlement”). The Settlement was reached after the Court denied defendants' motions to dismiss and granted class certification of a class of all persons who purchased the Company's stock in and/or traceable to the Company's IPO on or about September 26, 2013, seeking to pursue remedies under Section 11 and 15 of the Securities Act. The Settlement, which is subject to Court approval, provides for a payment by the defendants of $8.0 million. The Company's uninsured portion of the settlement amount is $0.4 million, which was recorded as a liability as of March 31, 2016 and paid in July 2016. The hearing on Court approval of the Settlement is currently scheduled for December 13, 2016.
ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks under the heading "Risk Factors" in Part I, Item 1A in our 2016 Annual Report, which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in the Annual Report. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Not Applicable.
ITEM 6. EXHIBITS

The following exhibits are filed herewith.

Exhibit Number	Description of Document
10.1	Form Severance Agreement
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act
32.1*	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates an exhibit which is furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COVISINT CORPORATION

Date:	November 3, 2016	By: /s/ Samuel M. Inman, III
Samuel M. Inman, III
Chief Executive Officer
Principal Executive Officer

Date:	November 3, 2016	By: /s/ Enrico Digirolamo
Enrico Digirolamo
Chief Financial Officer
Principal Accounting Officer