Form 10-Q
period 2016-12-31
Covisint Corp
filed 2017-02-09
CIK 1563699

As filed with the Securities and Exchange Commission on February 9, 2017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
As of February 7, 2017, there were outstanding 40,865,897 shares of Common Stock, no par value, of the registrant.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
COVISINT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	December 31, 2016	March 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,438	$39,681
Accounts receivable, net of allowance for doubtful accounts of $93 and $39 as of December 31, 2016 and March 31, 2016, respectively	8,266	12,836
Prepaid expenses	2,281	2,167
Other current assets	629	1,603
Total current assets	41,614	56,287
PROPERTY AND EQUIPMENT, NET	5,731	7,847
CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS, NET	10,514	11,486
OTHER:
Goodwill	25,385	25,385
Deferred costs	291	580
Deferred tax asset, net	170	171
Other assets	173	289
Total other assets	26,019	26,425
TOTAL ASSETS	$83,878	$102,045
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,267	$5,061
Accrued commissions	1,993	1,071
Deferred revenue	12,589	15,952
Accrued expenses	1,525	2,377
Total current liabilities	22,374	24,461
DEFERRED REVENUE	423	3,595
ACCRUED LIABILITIES	2,310	2,327
DEFERRED TAX LIABILITY, NET	382	353
Total liabilities	25,489	30,736
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, no par value - authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, no par value - authorized 50,000,000 shares; issued and outstanding 40,865,897 (40,490,928 issued and outstanding as of March 31, 2016)	—	—
Additional paid-in capital	163,644	161,997
Accumulated deficit	(104,842)	(90,527)
Accumulated other comprehensive loss	(413)	(161)
Total shareholders' equity	58,389	71,309
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$83,878	$102,045

See notes to consolidated financial statements.

COVISINT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
REVENUE	$16,646	$19,162	$51,261	$56,037
COST OF REVENUE	8,500	8,822	25,594	27,068
GROSS PROFIT	8,146	10,340	25,667	28,969
OPERATING EXPENSES:
Research and development	2,578	3,100	9,315	9,890
Sales and marketing	7,128	8,564	21,392	23,223
General and administrative	2,813	2,699	9,207	10,516
Total operating expenses	12,519	14,363	39,914	43,629
OPERATING LOSS	(4,373)	(4,023)	(14,247)	(14,660)
Other income (expense)	13	3	46	(28)
LOSS BEFORE INCOME TAX PROVISION	(4,360)	(4,020)	(14,201)	(14,688)
INCOME TAX PROVISION	40	52	114	96
NET LOSS	($4,400)	($4,072)	($14,315)	($14,784)
Basic and diluted loss per share	($0.11)	($0.10)	($0.35)	($0.38)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustments	(144)	(72)	(252)	(154)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(144)	(72)	(252)	(154)
COMPREHENSIVE LOSS	($4,544)	($4,144)	($14,567)	($14,938)

See notes to consolidated financial statements.

COVISINT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
NINE MONTHS ENDED DECEMBER 31, 2016
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity
	Shares	Amount
BALANCE AT MARCH 31, 2016	40,490,928	$—	$161,997	($90,527)	($161)	$71,309
Net loss				(14,315)		(14,315)
Covisint stock based compensation expense (Note 5)			1,419			1,419
Covisint stock option exercise / RSU vesting	374,969		239			239
Income tax items			(11)			(11)
Foreign currency translation					(252)	(252)
BALANCE AT DECEMBER 31, 2016	40,865,897	$—	$163,644	($104,842)	($413)	$58,389

See notes to consolidated financial statements.

COVISINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended December 31,
	2016	2015
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	($14,315)	($14,784)
Adjustments to reconcile net loss to cash provided by (used in) operations:
Depreciation and amortization	5,410	5,144
Deferred income taxes	50	64
Stock award compensation	1,419	2,339
Other	3	—
Net change in assets and liabilities:
Accounts receivable	4,497	5,684
Other assets	1,236	4,611
Accounts payable and accrued expenses	1,809	(2,600)
Deferred revenue	(6,475)	(8,101)
Net cash used in operating activities	(6,366)	(7,643)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of:
Property and equipment	(189)	(3,772)
Capitalized software	(2,175)	(2,565)
Proceeds from asset disposals	—	33
Net cash used in investing activities	(2,364)	(6,304)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Vendor financing payments	(614)	(548)
Net proceeds from exercise of stock awards	239	2,074
Net cash provided by (used in) financing activities	(375)	1,526
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(138)	(41)
NET CHANGE IN CASH	(9,243)	(12,462)
CASH AT BEGINNING OF PERIOD	39,681	50,077
CASH AT END OF PERIOD	$30,438	$37,615

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

The Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), for interim financial information and with the instructions of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based its assumptions and estimates on the facts and circumstances existing at December 31, 2016, final amounts may differ from these estimates. In the opinion of the Company’s management, the accompanying Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented.

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

2.    CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS
The components of the Company’s intangible assets are as follows (in thousands):

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks (1)	$358		$358
Amortizing intangible assets:
Capitalized software (2)	$40,753	($30,597)	$10,156
Customer relationship agreements	2,585	(2,585)	—
Trademarks	80	(80)	—
Total amortizing intangible assets	$43,418	($33,262)	$10,156

	March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks (1)	$358		$358
Amortizing intangible assets:
Capitalized software (2)	$38,578	($27,450)	$11,128
Customer relationship agreements	2,585	(2,585)	—
Trademarks	80	(80)	—
Total amortizing intangible assets	$41,243	($30,115)	$11,128
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

Based on the current competitive environment and rapidly changing landscape for cloud based platform software, effective April 1, 2016, the Company changed its estimate of the useful life of capitalized software from five years to three years. This change in useful life has been accounted for as a change in accounting estimate and will be applied to all new capitalized software. Remaining carrying amounts of capitalized software intangible assets will be amortized prospectively over a maximum of three years, or the remaining useful lives if less than three years. The change in estimated useful life had a less than ($0.01) unfavorable impact on the earnings per share disclosed in the Consolidated Statements of Comprehensive Loss for the nine months ended December 31, 2016.

Amortization expense of intangible assets was $1.2 million and $0.8 million for the three months ended December 31, 2016 and 2015, respectively, and $3.1 million and $2.6 million for the nine months ended December 31, 2016 and 2015, respectively. Estimated future amortization expense, based on identified intangible assets at December 31, 2016, is expected to be as follows (in thousands):

	At December 31, 2016 for the Year Ending March 31,
	2017	2018	2019	2020
Capitalized software	$1,170	$4,634	$3,279	$1,073

3.    LOSS PER COMMON SHARE

Basic earnings per common share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potentially dilutive equivalent shares outstanding using the treasury method.

EPS data were computed as follows (in thousands, except for per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Basic loss per share:
Numerator: Net loss	($4,400)	($4,072)	($14,315)	($14,784)
Denominator:
Weighted-average common shares outstanding	40,846	39,791	40,670	39,400
Basic loss per share	($0.11)	($0.10)	($0.35)	($0.38)
Diluted loss per share:
Numerator: Net loss	($4,400)	($4,072)	($14,315)	($14,784)
Denominator:
Weighted-average common shares outstanding	40,846	39,791	40,670	39,400
Dilutive effect of stock awards	—	—	—	—
Total shares	40,846	39,791	40,670	39,400
Diluted loss per share	($0.11)	($0.10)	($0.35)	($0.38)

Stock awards to purchase approximately 3,509,000 and 4,162,000 shares for the three months ended December 31, 2016 and 2015, respectively, and 3,375,000 and 4,423,000 shares for the nine months ended December 31, 2016 and 2015, respectively, were excluded from the diluted EPS calculation because they were anti-dilutive.

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

Beginning on May 30, 2014, two putative class actions were filed in the U.S. District Court for the Southern District of New York against us, our directors and former directors, and certain of our officers and former officers alleging violation of securities laws in connection with Covisint's initial public offering (“IPO”) and seeking unspecified damages. These lawsuits were consolidated in the action entitled Desrocher v. Covisint Corporation, et al., No. 14-cv-03878 (the “Securities Class Action”). On October 14, 2014, the lead plaintiff filed a consolidated class action complaint (the “Complaint”) alleging violations of Regulation S-K and Sections 11 and 15 of the Securities Act. The Complaint alleged, among other things that the IPO’s registration statement contained (1) untrue statements and omissions of material facts related to the Company’s projected revenues for fiscal 2014, (2) materially inaccurate statements regarding the Company’s revenue recognition policy, and (3) omissions of known trends, uncertainties and significant risk factors as required to be disclosed by Regulation S-K.

On May 5, 2016, the parties entered into a stipulation and agreement of settlement to dismiss all claims with prejudice and settle the Securities Class Action (the “Settlement”). The Company's uninsured portion of the settlement amount is $0.4 million, which was recorded as a liability as of March 31, 2016 and paid in July 2016. On December 13, 2016, the Court approved the Settlement, which provided for a payment by the defendants of $8.0 million, and the Court dismissed the Securities Class Action with prejudice.

5.    BENEFIT PLANS

Covisint 401(k) Plan

Under the Covisint 401(k) plan, the Company matches 33 percent of employees’ 401(k) contributions up to 2 percent of eligible earnings. Matching contributions vest 100 percent when an employee reaches one year of service. The Company expensed $0.1 million and $0.1 million for the three months ended December 31, 2016 and 2015, respectively, and $0.3 million and $0.3 million for the nine months ended December 31, 2016 and 2015, respectively, related to this program.

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

As of December 31, 2016, there were 2.6 million stock options and 1.0 million RSUs outstanding under the 2009 Covisint LTIP. No options or RSUs issued contain performance conditions. For the nine months ended December 31, 2016 and 2015, 0.1 million options and 1.2 million options, respectively, were exercised by participants of the 2009 Covisint LTIP.

Stock Option Activity

A summary of option activity under the Company’s stock-based compensation plans as of December 31, 2016, and changes during the nine months then ended is presented below (shares and intrinsic value in thousands):

	Nine Months Ended December 31, 2016
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of April 1, 2016	2,943	$4.52
Granted	355	1.91
Exercised	(138)	1.73
Forfeited/Canceled	(602)	4.97
Options outstanding as of December 31, 2016	2,558	$4.20	7.70	$26
Options vested and expected to vest, net of estimated forfeitures, as of December 31, 2016	2,437	$4.29	7.64	$22
Options exercisable as of December 31, 2016	1,413	$5.13	7.15	$—

All options were originally granted at estimated fair market value for those granted prior to our IPO, and at fair market value for those granted post IPO. Options expire ten years from the date of grant unless expiration has been otherwise accelerated in accordance with a termination and/or separation agreement.

Restricted Stock Unit Activity

A summary of non-vested RSU activity as of December 31, 2016, and changes during the nine months then ended is presented below (shares and intrinsic value are presented in thousands):

	Nine Months Ended December 31, 2016
	Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
RSUs outstanding as of April 1, 2016	298	$3.50
Granted	893	2.29
Released	(237)	3.16
Forfeited	—	—
RSUs outstanding as of December 31, 2016	954	$2.45	$1,813

Stock Awards Compensation

For the three months ended December 31, 2016 and 2015, and for the nine months ended December 31, 2016 and 2015, net stock awards compensation expense was recorded as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Stock awards compensation classified as:
Cost of revenue	$16	$16	$38	$68
Research and development	11	22	26	76
Sales and marketing	93	69	211	410
General and administrative	371	410	1,144	1,785
Total stock awards compensation expense before income taxes	$491	$517	$1,419	$2,339

For the three months ended December 31, 2016 and 2015 total stock compensation expense is comprised of $0.5 million and $0.5 million, respectively, according to the normal expense recognition of the grant. For the nine months ended December 31, 2016 and 2015 total stock compensation expense is comprised of $1.4 million and $1.9 million, respectively, according to the normal expense recognition of the grant. For the nine months ended December 31, 2015, stock compensation expense was comprised of $0.4 million for accelerated expense recognized due to the cancellation of options for certain current employees.

As of December 31, 2016, total unrecognized compensation cost of $3.1 million, net of estimated forfeitures, related to nonvested equity awards granted is expected to be recognized over a weighted-average period of approximately 2.2 years. The following table summarizes the Company’s estimated future recognition of its unrecognized compensation cost related to stock awards as of December 31, 2016 (in thousands).

	Year Ending March 31,
Covisint Stock-Based Compensation Plan:	Total	2017	2018	2019	2020	2021
Stock Compensation Expense	$3,135	$519	$1,264	$669	$496	$187

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

We experienced net losses of $4.4 million and $4.1 million in the three months ended December 31, 2016 and 2015, respectively, and $14.3 million and $14.8 million in the nine months ended December 31, 2016 and 2015, respectively. Since we are continuing to actively invest in our business to drive long-term growth, we do not expect to be profitable during fiscal 2017.

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

Income Taxes

Provision for income taxes is comprised of federal and state taxes in the United States ("U.S.") as well as certain foreign tax jurisdictions. Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in our financial statements and net operating loss and tax credit carryforwards.

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

RESULTS OF OPERATIONS

The following table is a summary of our consolidated statements of comprehensive loss data (in thousands, except for per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015

Consolidated Statements of Comprehensive Loss Data:
Subscription and support	$14,735	$15,255	$43,939	$46,169
Services	1,911	3,907	7,322	9,868
Total revenue	16,646	19,162	51,261	56,037
Cost of revenue (1)	8,500	8,822	25,594	27,068
Gross profit	8,146	10,340	25,667	28,969
Operating expenses:
Research and development (1)	2,578	3,100	9,315	9,890
Sales and marketing (1)	7,128	8,564	21,392	23,223
General and administrative (1)	2,813	2,699	9,207	10,516
Total operating expenses	12,519	14,363	39,914	43,629
Operating loss	(4,373)	(4,023)	(14,247)	(14,660)
Other income (expense)	13	3	46	(28)
Loss from operations before income tax provision	(4,360)	(4,020)	(14,201)	(14,688)
Income tax provision (benefit)	40	52	114	96
Net loss	($4,400)	($4,072)	($14,315)	($14,784)
Basic and diluted loss per share (2)	($0.11)	($0.10)	($0.35)	($0.38)
Weighted-average shares outstanding, Basic and diluted (2)	40,846	39,791	40,670	39,400

(1)	The statements and line items above include stock compensation as detailed in the table below.

(2)
Please see note 3 of our consolidated financial statements and related disclosures for an explanation of the method used to calculate the net income (loss) per share attributable to common shareholders and the number of shares used in computation of the per share amounts.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Stock awards compensation classified as:
Cost of revenue	$16	$16	$38	$68
Research and development	11	22	26	76
Sales and marketing	93	69	211	410
General and administrative	371	410	1,144	1,785
Total stock awards compensation expense before income taxes	$491	$517	$1,419	$2,339

The following table sets forth a summary of our consolidated statements of comprehensive loss as a percentage of our total revenue:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Consolidated Statements of Comprehensive Loss Data:
Subscription and support	89%	80%	86%	82%
Services	11	20	14	18
Total revenue	100	100	100	100
Cost of revenue (1)	51	46	50	48
Gross profit	49	54	50	52
Operating expenses:
Research and development (1)	15	16	18	18
Sales and marketing (1)	43	45	42	41
General and administrative (1)	17	14	18	19
Total operating expenses	75	75	78	78
Operating loss	(26)	(21)	(28)	(26)
Other income (expense)	0	0	0	0
Loss from operations before income tax provision	(26)	(21)	(28)	(26)
Income tax provision (benefit)	0	0	0	0
Net loss	(26)%	(21)%	(28)%	(26)%
________________________________________________

(1)	Refer to the table above for the breakdown of stock compensation included in these line item percentages.

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

The table below provides reconciliations between the non-U.S. GAAP financial measures discussed above to the comparable U.S. GAAP measures of gross profit (in thousands, except percentages):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Gross profit	$8,146	$10,340	$25,667	$28,969
Gross margin	49%	54%	50%	52%
Adjustments:
Stock compensation expense	16	16	38	68
Amortization of capitalized software	1,152	803	3,147	2,611
Non-U.S. GAAP gross profit	$9,314	$11,159	$28,852	$31,648
Non-U.S. GAAP gross margin	56%	58%	56%	56%

THREE MONTHS ENDED DECEMBER 31, 2016 AND 2015

Revenue

Revenue derived from our subscription and support and services is presented in the table below:

	Three Months Ended December 31,		Period-to-Period Change
	2016	2015	$	%
	(In thousands)
Subscription and support	$14,735	$15,255	($520)	(3)%
Services	1,911	3,907	(1,996)	(51)%
Total revenue	$16,646	$19,162	($2,516)	(13)%

Our total revenue decreased to $16.6 million for the three months ended December 31, 2016 from $19.2 million in the three months ended December 31, 2015, representing a 13% decrease in total revenue.

Subscription and support revenue was $14.7 million for the three months ended December 31, 2016, as compared to $15.3 million for the three months ended December 31, 2015, representing a decline of 3%. The decrease in subscription revenue was due to the shift out of our lower margin healthcare application business, as well as other customer attrition, partially offset by new business.

Our services revenue was $1.9 million for the three months ended December 31, 2016, as compared to $3.9 million for the three months ended December 31, 2015, representing a decline of 51%. The decrease is attributable to the prior period including a $1.0 million sale of a DocSite perpetual license, as well as a relatively high volume of one-time projects related to new customer implementations.

Our highest concentration of total revenue, including services, comes from the automotive industry which accounted for 55% and 50% of our total revenue for the three months ended December 31, 2016 and 2015, respectively. The healthcare industry accounted for 11% and 22% of our total revenue for the three months ended December 31, 2016 and 2015, respectively. Our remaining revenue resides in the energy, financial services, travel and other non-automotive and non-health care industries.

Our total revenue is also concentrated with two key customers, Cisco Systems (“Cisco”) and General Motors (“GM”). As a result of the strategic partnership with Cisco, we enabled Cisco to serve as the prime contractor and Covisint as the subcontractor for agreements with various divisions of GM, which we historically provided directly to GM. For the three months ended December 31, 2016 and 2015, Cisco accounted for 44% and 37%, respectively, of our total revenue, of which 31% and 27%, respectively, is related to the transfer of the GM contracts and the augmentation of Cisco's SXP. Our stand alone business with GM accounted for 3% and 5%, respectively, of our total revenue in the three months ended December 31, 2016 and 2015.

Cost of Revenue

Cost of revenue is presented in the table below:

	Three Months Ended December 31,		Period-to-Period Change
	2016	2015	$	%
	(In thousands)
Cost of revenue	$8,500	$8,822	($322)	(4)%
Gross margin	49%	54%

Cost of revenue decreased $0.3 million for the three months ended December 31, 2016 as compared to the same period in 2015 largely attributable to decreased subcontractor usage and technology expense.

Our gross margin decreased to 49% for the three months ended December 31, 2016, as compared with 54% for the same period in 2015. The reduced margins were primarily due to the decline in service revenue.

Research and Development

Research and development costs incurred, expensed and capitalized are presented in the table below:

	Three Months Ended December 31,		Period-to-Period Change
	2016	2015	$	%
	(In thousands)
Research and development costs incurred	$3,324	$4,139	($815)	(20)%
Capitalized internal software costs	(746)	(1,039)	293	(28)%
Research and development costs expensed	$2,578	$3,100	($522)	(17)%
Percentage of total revenue:
Research and development costs incurred	20%	22%
Research and development costs expensed	15%	16%

Research and development costs incurred decreased to $3.3 million for the three months ended December 31, 2016, as compared to $4.1 million in the same period in 2015, attributable to a higher level of platform development activity in the prior year.

We capitalized $0.7 million and $1.0 million of internal software (research and development) costs for the three months ended December 31, 2016 and 2015, respectively. The decreased capitalization of our research and development costs for the three months ended December 31, 2016 compared to the same period in 2015, was due to the lower level of incurred costs.

Sales and Marketing

Sales and marketing costs are presented in the table below:

	Three Months Ended December 31,		Period-to-Period Change
	2016	2015	$	%
	(In thousands)
Sales and marketing	$7,128	$8,564	($1,436)	(17)%
Percentage of total revenue	43%	45%

Sales and marketing costs decreased by $1.4 million for the three months ended December 31, 2016 as compared to the same period in 2015, primarily due to a restructuring of our direct sales and marketing organizations.

General and Administrative

General and administrative costs are presented in the table below:

	Three Months Ended December 31,		Period-to-Period Change
	2016	2015	$	%
	(In thousands)
General and administrative	$2,813	$2,699	$114	4%
Percentage of total revenue	17%	14%

General and administrative costs increased by $0.1 million for the three months ended December 31, 2016, as compared to the same period in 2015. Prior period amounts included a non-recurring favorable adjustment of $1.1 million related to a non-income tax contingency. Current period expenses reflect improvements to legal, salary and outside service expenses due in part to our continued rationalization of our general and administrative structure.

NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015

Revenue

Revenue derived from our subscription and support and services is presented in the table below:

	Nine Months Ended December 31,		Period-to-Period Change
	2016	2015	$	%
	(In thousands)
Subscription and support	$43,939	$46,169	($2,230)	(5)%
Services	7,322	9,868	(2,546)	(26)%
Total revenue	$51,261	$56,037	($4,776)	(9)%

Our total revenue decreased to $51.3 million for the nine months ended December 31, 2016 from $56.0 million in the nine months ended December 31, 2015, representing a 9% decrease in total revenue.

Subscription and support revenue was $43.9 million for the nine months ended December 31, 2016 as compared to $46.2 million for the nine months ended December 31, 2015, representing a decline of 5%. The decrease in subscription revenue was due to the shift out of our lower margin healthcare application business, as well as other customer attrition, partially offset by new business.

Our services revenue was $7.3 million for the nine months ended December 31, 2016, as compared to $9.9 million for the nine months ended December 31, 2015, representing a decline of 26%. The decrease is attributable to the prior period including a $1.0 million sale of a DocSite perpetual license, as well as a relatively high volume of one-time projects related to new customer implementations.

Our highest concentration of total revenue, including services, comes from the automotive industry which accounted for 56% and 51% of our total revenue for the nine months ended December 31, 2016 and 2015, respectively. The healthcare industry accounted for 13% and 19% of our total revenue in the nine months ended December 31, 2016 and 2015, respectively. Our remaining revenue resides in the energy, financial services, travel and other non-automotive and non-health care industries.

Our total revenue is also concentrated with two key customers, Cisco and GM. As a result of the strategic partnership with Cisco, we enabled Cisco to serve as the prime contractor and Covisint as the subcontractor for agreements with various divisions of GM, which we historically provided directly to GM. For the nine months ended December 31, 2016 and 2015, Cisco accounted for 43% and 36%, respectively, of our total revenue, of which 30% and 25%, respectively, is related to the transfer of the GM contracts and the augmentation of Cisco's SXP. Our stand alone business with GM accounted for 3% and 7% of our total revenue in the nine months ended December 31, 2016 and 2015, respectively.

Cost of Revenue

Cost of revenue is presented in the table below:

	Nine Months Ended December 31,		Period-to-Period Change
	2016	2015	$	%
	(In thousands)
Cost of revenue	$25,594	$27,068	($1,474)	(5)%
Gross margin	50%	52%

Cost of revenue decreased $1.5 million for the nine months ended December 31, 2016 as compared to the same period in 2015. The decrease is primarily attributable to a decline in personnel and subcontractor expense due to the planned exit from the low margin services business, as well as due to reductions in technology expense.

Our gross margin decreased to 50% for the nine months ended December 31, 2016, as compared with 52% for the same period in 2015. The reduced margins were primarily due to the decline in revenue.

Research and Development

Research and development costs incurred, expensed and capitalized are presented in the table below:

	Nine Months Ended December 31,		Period-to-Period Change
	2016	2015	$	%
	(In thousands)
Research and development costs incurred	$11,490	$12,455	($965)	(8)%
Capitalized internal software costs	(2,175)	(2,565)	390	(15)%
Research and development costs expensed	$9,315	$9,890	($575)	(6)%
Percentage of total revenue:
Research and development costs incurred	22%	22%
Research and development costs expensed	18%	18%

Research and development costs incurred decreased slightly to $11.5 million for the nine months ended December 31, 2016, as compared to $12.5 million in the same period in 2015, attributable to a higher level of platform development activity in the prior year.

We capitalized $2.2 million and $2.6 million of internal software (research and development) costs for the nine months ended December 31, 2016 and 2015, respectively. The decreased capitalization of our research and development costs for the nine months ended December 31, 2016 compared to the same period in 2015, was due to the lower level of incurred costs.

Sales and Marketing

Sales and marketing costs are presented in the table below:

	Nine Months Ended December 31,		Period-to-Period Change
	2016	2015	$	%
	(In thousands)
Sales and marketing	$21,392	$23,223	($1,831)	(8)%
Percentage of total revenue	42%	41%

Sales and marketing costs decreased $1.8 million for the nine months ended December 31, 2016, compared to the same period in 2015, primarily due to a restructuring of our direct sales and marketing organizations.

General and Administrative

General and administrative costs are presented in the table below:

	Nine Months Ended December 31,		Period-to-Period Change
	2016	2015	$	%
	(In thousands)
General and administrative	$9,207	$10,516	($1,309)	(12)%
Percentage of total revenue	18%	19%

General and administrative costs decreased by $1.3 million for the nine months ended December 31, 2016, as compared to the same period in 2015. Prior period amounts included a non-recurring favorable adjustment of $1.1 million related to a non-income tax contingency. Current period expenses reflect improvements to legal, salary and stock compensation, and outside service expenses due in part to our continued rationalization of our general and administrative structure.

LIQUIDITY AND CAPITAL RESOURCES
In summary, our cash flows for the nine months ended December 31, 2016 and 2015 were:

	Nine Months Ended December 31,
	2016	2015
Consolidated Statement of Cash Flows Data:	(In thousands)
Net cash (used in) operating activities	($6,366)	($7,643)
Net cash (used in) investing activities	(2,364)	(6,304)
Net cash (used in) provided by financing activities	(375)	1,526
Effect of exchange rate	(138)	(41)
Net change in cash	($9,243)	($12,462)

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

The consolidated statements of cash flows included in this report compute net cash from operating activities using the indirect cash flow method. Therefore, non-cash adjustments and net changes in assets and liabilities (net of effects from currency fluctuations) are adjusted from net income to derive net cash from operating activities.

Cash Flows from Operating Activities

Net cash used in operating activities decreased to $6.4 million for the nine months ended December 31, 2016, from $7.6 million for the same period in 2015, primarily due to more favorable working capital fluctuations.

Cash Flows from Investing Activities

Cash used in investing activities typically consists of the purchase of property and equipment associated with our infrastructure and the expenditures on capitalized internal software (research and development) costs related to expanding our cloud-based Platform.

Net cash used in investing activities was $2.4 million for the nine months ended December 31, 2016, compared to $6.3 million for the same period in 2015. The decrease in cash used in investing activities is due to the prior year period which includes purchases of property and equipment and lease hold improvements associated with the relocation of our corporate headquarters to Southfield, Michigan in May 2015.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.4 million for the nine months ended December 31, 2016, as compared to $1.5 million provided by financing activities in the same period in 2015, primarily due to a decrease in proceeds received from the exercises of stock awards.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed primarily to market risks associated with foreign currency exchange rates. We do not use derivative financial instruments or forward foreign exchange contracts for investment, speculative or trading purposes. We believe our foreign currency risk is minimal as 89% and 91% of our revenue was based in U.S. dollars for the nine months ended December 31, 2016 and 2015, respectively. Previously reported fiscal year 2016 U.S. dollar revenue percentages have been adjusted (from 85% to 91%) to be consistent with current fiscal year amounts. In addition, we have no long-term assets or liabilities in foreign currencies. We do not have a material exposure to market risk with respect to investments.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their objectives. Based upon the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Beginning on May 30, 2014, two putative class actions were filed in the U.S. District Court for the Southern District of New York against us, our directors and former directors, and certain of our officers and former officers alleging violation of securities laws in connection with our IPO and seeking unspecified damages. These lawsuits were consolidated in the action entitled Desrocher v. Covisint Corporation, et al., No. 14-cv-03878 (the “Securities Class Action”). On October 14, 2014, the lead plaintiff filed a consolidated class action complaint (the “Complaint”) alleging violations of Regulation S-K and Sections 11 and 15 of the Securities Act. The Complaint alleged, among other things that the IPO’s registration statement contained (1) untrue statements and omissions of material facts related to the Company’s projected revenues for fiscal 2014, (2) materially inaccurate statements regarding the Company’s revenue recognition policy, and (3) omissions of known trends, uncertainties and significant risk factors as required to be disclosed by Regulation S-K.

On May 5, 2016, the parties entered into a stipulation and agreement of settlement to dismiss all claims with prejudice and settle the Securities Class Action (the “Settlement”). The Company's uninsured portion of the settlement amount is $0.4 million, which was recorded as a liability as of March 31, 2016 and paid in July 2016. On December 13, 2016, the Court approved the Settlement, which provided for a payment by the defendants of $8.0 million, and the Court dismissed the Securities Class Action with prejudice.

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

COVISINT CORPORATION

Date:	February 9, 2017	By: /s/ Samuel M. Inman, III
Samuel M. Inman, III
Chief Executive Officer
Principal Executive Officer

Date:	February 9, 2017	By: /s/ Enrico Digirolamo
Enrico Digirolamo
Chief Financial Officer
Principal Accounting Officer