Form 10-K
period 2017-03-31
Covisint Corp
filed 2017-06-05
CIK 1563699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2016, was $ 88.9 million, based upon the closing sales price of the common stock on that date of $2.18 as reported on The NASDAQ Global Select Market. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.
As of June 1, 2017, there were outstanding 40,865,897 shares of Common Stock, no par value, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant's 2017 Annual Meeting of Shareholders (the “Proxy Statement”) filed pursuant to Regulation 14A are incorporated by reference in Part III.

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

PART I
ITEM 1. BUSINESS
Covisint was incorporated in April 2008 in the State of Michigan. Our predecessor, Covisint LLC, was founded in February 2000 by a consortium of automotive manufacturers, led by General Motors Corporation (“General Motors” or “GM”), Ford Motor Company, Chrysler, Nissan, Renault and Peugeot to streamline collaboration with their global network of parts suppliers. The consortium made a significant investment in the development of a robust, highly secure cloud-based multiparty business-to-business (“B2B”) exchange. This effort resulted in a Software as a Service (“SaaS”) application called the Auto Supply Portal ("Automotive B2B Exchange") which went live in 2003.
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
Overview
The Automotive B2B Exchange required the development and integration of three cloud-based technologies - identity management, data integration and exchange services, and portal services. This innovative solution enabled any member of the consortium to securely access the applications and information they needed, anytime, and anywhere to get their job done efficiently and effectively.
In the decade that followed the launch of the Automotive B2B Exchange, Covisint leveraged these technologies (collectively the "Covisint Cloud Platform" or "Platform") to help customers across several industries transform their businesses by enabling trusted information sharing and secure interactions between people, systems and things. Our Platform was used to build several innovative solutions, two of the most notable being General Motors' OnStarTM ("OnStar"), the world's largest Internet of Things ("IoT") connected car solution to date, and Hyundai's Blue LinkTM ("Blue Link") connected car solution in North America.
In fiscal 2015, Covisint opened our Platform to third-party developers and customers, by:

(a)	exposing the capabilities within the Platform via application programming interfaces ("APIs"),

(b)	making the Platform infrastructure-agnostic to satisfy performance, data residency and regulatory requirements, and

(c)	automating the build and deploy activities to facilitate rapid deployment and upgrade of the Platform.
Market Opportunities
We believe there is a large and rapidly growing available market for our Platform, principally in two horizontal use cases: Identity and Access Management ("IAM") and IoT.
Identity and Access Management is a well-defined and fast-growing market, with three main use cases:

1.	Business to Enterprise ("B2E") / Workforce,

2.	Business to Consumer ("B2C") / Consumer Identity and Access Management, and

3.	Business to Business (B2B).
Historically, enterprises have tried to address these cases using on-premise software that is installed, configured and managed within their data center. However, with the increasing reliability and stability of the public cloud, along with the continuing deconstruction of the enterprise, many Chief Information Officers ("CIOs") and Chief Information Security Officers ("CISOs") are realizing that cloud-based Identity-as-a-Service ("IDaaS") offers superior outcomes at lower cost. The Covisint Cloud Platform can serve all three IAM use cases, however we principally focus on the B2B use case as this is the most advanced and valuable use case for the digital enterprise, and one where we remain highly differentiated relative to our competitors.
IoT is a nascent market, but it is developing due to its significant value. Cisco Systems, Inc. ("Cisco") predicts there will be 50 billion connected things – six for every person on the planet – by 2020, and McKinsey & Co. predicts IoT will have more than $11 trillion in economic impact by 2025.
IoT has two main use cases:

1.	Connected Products – connecting manufacturers with their fielded products, and

2.	Connected Processes – connecting the assets of owner/operators together to improve process outcomes.
The Covisint Cloud Platform offers a unique set of tightly integrated capabilities that are required to meet the needs of both IoT use cases, and includes:

•	Identity services – identity provisioning, authentication, authorization, for people, systems and things,

•	IoT services – definition, management and visualization of the IoT digital ecosystem, and

•	Messaging services – secure connectivity and complex information exchange.
A third substantial market opportunity for Covisint is the automotive industry, as it is the midst of a significant, disruptive transformation driven by the onset of autonomous vehicles, electrification, new ownership and usage models (e.g., Mobility-as-a-Service), and ubiquitous high-bandwidth and low-latency communications. The Covisint Cloud Platform is critical to realizing these opportunities, principally in two areas:

•
Next Generation Connected Vehicles. Dedicated Short Range Communication ("DSRC") and 5G will enable constant communications between vehicles and the world around them - humans, other cars, and infrastructure, both public and private. McKinsey & Co. estimates there will be more than $750 million in value created from car-data enabled services and $1.4 billion from shared mobility services by 2030. This value will be created by sharing information and enabling secure interactions with the ecosystem of stakeholders around a connected vehicle including the owner/operator, the vehicle designer, component suppliers, auto dealers - for both servicing and sales, as well as third-party service providers like insurance carriers offering usage-based insurance, or parking service providers, and vehicle-to-vehicle and vehicle-to-infrastructure offerings.

•
Supply-Chain Transformation. Covisint first transformed the automotive supply chain with our B2B Exchange, and we continue to see customer demand for Supplier Collaboration solutions, particularly in China. We also continue to offer and operate our Electronic Data Interchange ("EDI") offerings, which includes GM's entire supply chain. Going forward, we see demand in our installed base for both our identity and IoT capabilities, including real-time visibility and insight into the supply chain, Factory of the Future initiatives, as well as improved visibility between Auto original equipment manufacturers ("OEMs") and their dealership networks.

We believe the markets and use cases our Platform serves are still very dynamic and evolving. As such, we will continue to invest in sales and marketing, select technology and go-to-market partnerships, and continued innovation in our core technologies to extend our leadership position in the marketplace.
The Company operates in a single reportable segment.
Our Offering
The capabilities in our Platform are delivered via the Cloud as a Platform as a Service ("PaaS"). It has supported production-critical applications for over 14 years, and offers unparalleled levels of security, scalability and reliability. We package and market the Covisint Cloud Platform as three different offerings, aligned with our market opportunities and target buyers, namely:

1.	The Covisint Identity Platform,

2.	The Covisint IoT Platform, and

3.	The Covisint Connected Vehicle Platform.
In fiscal 2018, our roadmap is focused on extending and enhancing our technology leadership including, but not limited to, the following areas:

•
Advanced Authentication – More options for native integration with leading third-party Multi-Factor Authentication vendors, improved risk-based authentication algorithms, and protocol compliance updates

•
Governance, Reporting & Compliance – Integration with third-party Security Incident and Event Management and User and Entity Behavioral Analysis tools, as well as graph-based visualization of permissions management, and improved native event reporting

•	Modern, Responsive & Mobile-friendly User Interfaces – Unified IAM/IoT interfaces, policy framework & templates, and user-driven control

•	Digital Ecosystem Definition and Management – Ecosystem modeler, unified stream management & processing, asset mapping & visualization services, and advanced simulation tools

•	Security & Control for Connected Assets – Improved support for x.509 certificates, token management, and endpoint security integration

•
Data Integration – Data streaming and access control, bi-directional API orchestration, prebuilt connectors to third-party systems, and real-time stream transformations to address data privacy & security requirements

•	Automotive Accelerators and Developer Tools – Vehicle command mapping & protocol translation, solution templates, and service catalog integration
Our Differentiation
The Covisint Platform offers a complete and tightly integrated set of technologies for one purpose - to enable trusted information sharing and secure interactions across people, systems and things, which is what creates economic value for our customers. We offer these capabilities via the public cloud, and exposed via APIs, to enable developers to create custom solutions to transform their businesses. The combination of our functional capabilities and delivery model is collectively what gives our large enterprise, independent software vendors ("ISVs") and systems integrators ("SIs") customers a substantial strategic advantage, enabling digital transformation faster and more cost-effectively, and ultimately enabling them to compete more effectively in connected economy.
Our Growth Strategies
Elements of our growth strategy include:

•
Upsell and cross-sell our installed base. We have a demonstrated track record of expansion in our existing accounts. We will leverage our current footprint to identify and serve adjacent use bases in identity, IoT, and supply chain transformation.

•
Penetrate new Auto OEMs. All Auto manufacturers have similar challenges and opportunities, and we believe our demonstrated success with the Automotive B2B Exchange and connected vehicle solutions at General Motors and Hyundai will help us penetrate new accounts for next-generation connected vehicle monetization and supply chain transformation.

•
Expand into Manufacturing. IoT holds substantial value creation potential for manufacturers – first by enhancing the value of the product, and in many cases subsequently transforming the business model from a capital asset sale to services. We believe that our Platform is turnkey to the success of these initiatives.

•	Grow our partner ecosystem. We are actively developing strategic alliances with three types of partners:

(a)
Systems Integrators. Recognizing the transformational potential of IoT, most leading systems integrators have developed IoT practices, which need an IoT platform upon which to build their solutions. We have a healthy and growing relationship with Tech Mahindra, and we intend to develop other such relationships with SIs where they leverage our Platform to deliver complex. high-value IoT solutions to their enterprise customers.

(b)
Independent Software Vendors. Many emerging ISVs, both horizontal and vertical, recognize the need to integrate with the cloud-based identify and IoT services we provide to either extend or enrich their offerings. We intend to actively pursue these opportunities in the coming fiscal year.

(c)
Technology partners. Expanding our technology partnerships and alliances in order to integrate with adjacent technologies, both existing and new, is key to customer success. We believe that our multi-protocol, technology-agnostic approach and our differentiating focus of digital ecosystems give us a strong advantage to integrate our Platform with technologies from other vendors, paving the way for lower integration costs and higher staying power with our customers, and potentially joint, revenue-enhancing offerings with such vendors.

•
Developer Enablement. Ensuring that software developers can easily use the capabilities in our Platform to rapidly prototype and demonstrate value is key to our mutual success. In fiscal year 2017, we were recognized as a winner of the Sogeti Hackathon in part for these reasons, and we will continue to invest in this area.

Customers
Our customers include large, globally distributed organizations and mid-sized organizations with complex external business relationships, as well as the participants in their business relationships. While we have over 2,000 customers, approximately 150 of these customers represented 91%, 90%, and 92% of our total revenue for the years ended March 31, 2017, 2016, and 2015, respectively. Our core Platform customers include organizations in the automotive, energy, travel, life sciences, consumer goods and national and regional insurance industries. Our remaining customers include a variety of organizations that pay us a relatively nominal fee to either connect to one of our core Platform customers or use one of our industry-specific solutions.
The automotive industry accounted for 54%, 54%, and 45% of our total revenue for the years ended March 31, 2017, 2016, and 2015, respectively. The healthcare industry accounted for 12%, 19%, and 32% of our total revenue for the years ended March 31, 2017, 2016, and 2015, respectively. Revenue from outside of the U.S. accounted for 11%, 9%, and 6% of our total revenue for the years ended March 31, 2017, 2016, and 2015, respectively. We intend to continue expanding our business into additional vertical markets and geographies and expect our revenue to diversify accordingly.
We have a significant strategic partnership with Cisco. Following entry into our Software License and Hosting Services Agreement (“Cisco Contract”) with Cisco in November 2013, we worked with Cisco to integrate our Platform with Cisco applications to build the Cisco Service Exchange Platform™ ("SXP"). We receive significant subscription revenue directly from Cisco relating to the use and development of the Platform as part of the Cisco SXP Contract. Moreover, in January and April 2015, we enabled Cisco to enter into the prime contracts (collectively, the “GM Contracts”) with various divisions of General Motors, with Cisco as prime contractor and Covisint as subcontractor, to provide most of the service that we historically provided to GM (collectively, the “Prior GM Contracts”). Under the GM Contracts, we receive annual service fees in advance. With Cisco’s involvement, we were able to extend the terms of each contract through April 2020 and eliminate GM’s ability to terminate these agreements for convenience. Notwithstanding these contractual changes, we remain actively engaged in further expanding our deep relationship with GM.
For the year ended March 31, 2017, Cisco accounted for 42% of our total revenue, of which 29% of total revenue is related to the transfer of the GM Contracts and the augmentation of the SXP platform. Our standalone business with General Motors, which is primarily services, accounted for 2% of our total revenue in the year ended March 31, 2017. Losing all or a significant portion of our business with General Motors or Cisco could have a material impact on our business, liquidity and results of operations. See “Risk Factors - We derive a significant percentage of our total revenue from our largest customer, Cisco, as well as our ten largest customers” in Item 1A of this Annual Report.
Services
We provide implementation and consulting services to our customers. Recently, we moved from delivering service based solutions through our own resources to creating a network of certified service partners who are able to create and deploy solutions on our Platform. However, in certain circumstances, we continue to perform implementation services, which typically consist of user migration, content migration, solution deployment, configuration, and training to support customer-specific workflows. Our services engagements typically occur in phases and can vary from a few weeks to several months depending on the scope and complexity of the solution. Our customers may choose to do much of this work in-house, through a third party or with Covisint. We currently subcontract, and expect to continue to subcontract, portions of our consulting engagements to our third-party implementation partners. We support our customers and partners as they independently implement solutions using APIs and our developer portal.
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
Customer Support
Our customer support services are available 24x7x365 globally and include live-agent telephonic support as well as web-based and self-help options. Our customer support team is staffed by highly skilled and experienced personnel who receive extensive training on the deployment and maintenance of our services and on the operation of our data centers. A standard deployment includes level-two support. Customers may contract for optional level-one support services to augment our standard support offering, which entitles them to single point of contact, issue resolution and escalation services and more stringent service level agreements (“SLAs”).
Technology and Operations
Covisint’s Platform is designed to support mission-critical business processes of large organizations. It is (a) highly scalable and designed to process millions of transactions, manage terabytes of data and provide access for millions of users every day, and (b) enterprise-grade, continuously available across the globe and addresses our customers’ most demanding uptime requirements.
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
Research and Development
Technology leadership is key to our continued success. As such, we will continue to invest in engineering, product management and technical marketing to extend our technology differentiation in IoT, identity and in support of automotive application of these technologies in the coming year. Because our Platform is cloud-based, we are able to deliver new innovation faster to market than our on-premise software competitors, and react quickly to evolving customer needs.
Our Competition
We sell our Platform in an extremely competitive environment characterized by rapid technological change, new and emerging use cases around Connected Car, IoT and Cloud Identity, shifting customer needs and continued market entrants. We believe that the key competitive factors in our market include:

•
Security – it is imperative that all aspects of security are managed from securing what can connect, to providing encryption services for the data in motion and at rest, to what systems and devices can access what data.

•
Scalability – the ability to scale to massive ecosystems, to ecosystems of ecosystems that can have millions of connected identities, to exchange millions of messages an hour, and to consume massive amounts of bandwidth and storage is significantly important for our Platform to provide.

•
Functional Completeness – multi-vendor solutions are difficult, time consuming and costly to implement and support. We believe purpose-built platforms for IoT and Identity offer superior value to a technology toolkit approach.

•	Implementation Speed – speed to value is paramount, particularly with proof of concepts, in order to allow businesses to demonstrate their business ideas and secure funding.

•	Openness of the Platform – interoperability and easy integration with adjacent technologies, particularly existing enterprise systems is essential to customer value.

•
Privacy & Regulatory Compliance – governmental regulations on privacy and data handling will continue to increase, as will their customers' demands that their information be handled properly and kept private.

•	Infrastructure Reliability – providing an enterprise-class platform requires providing enterprise-grade service level agreements that are acceptable for mission critical systems.

•	Price – price competitiveness will continue to be an important factor in buying decisions particularly as computing and storage costs continue to decline with Infrastructure-as-a-Service vendors.

We expect that the overall market for enterprise cloud platforms and solutions to remain highly competitive. We believe our competition principally follows two approaches:

•
Build their own. We continue to see end customers attempting to develop and maintain proprietary solutions, despite the significant complexity and advanced technology required for successful identity and IoT solutions. This approach typically requires substantial investment and time to develop a viable initial solution.

•
Buy/license and integrate. We have seen customers attempt to create a solution by integrating solutions from multiple technology providers either themselves, or using large systems integrators. Vendors of competitive point technologies include:

◦	Microsoft Azure, IBM BlueMix, AWS IoT, Salesforce IoT Cloud, and PTC Thingworx for IoT, and

◦	Microsoft Azure ADFS, Okta Platform and SailPoint for cloud identity, and

◦	SiriusXM, Harman and MNOs/SIs (e.g., Verizon, Vodafone) for Connected car solution enablement.
We believe we offer a superior alternative by offering a complete set of integrated technologies for IoT and identity solutions in the cloud. We continuously update our Platform with new and innovative technology as well as improved security which offers faster time to value and enhanced return on investment to our customers.
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

Employees
As of March 31, 2017, we had 297 full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Facilities
We maintain our principal offices at 26533 Evergreen Road, Suite 500, Southfield, Michigan, which is leased under an 11-year lease of 33,786 square feet of space. We have also entered into standalone operating lease agreements for office space in Shanghai, China; Frankfurt, Germany; London, England; and San Francisco, California. Pursuant to third-party hosting agreements, we also have access to facilities in Chicago, Illinois and Tokyo, Japan.
We believe that our existing facilities and offices are adequate to meet our current requirements and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Backlog
We consider our backlog balance to be future years of contractually committed arrangements, of which only the billed amounts are included in deferred revenue. As of March 31, 2017 and 2016, our backlog balance was $113.2 million and $125.4 million, respectively, of which $16.7 million and $19.5 million, respectively, was billed and included in deferred revenue. Of the March 31, 2017 backlog, approximately $60.1 million is not expected to be recognized in fiscal 2018.

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

Executive Officers of the Registrant
The following tables set forth certain information regarding our Executive Officers as of June 5, 2017:

Name	Age	Position
Samuel M. Inman, III	66	President, Chief Executive Officer, and Director
Enrico Digirolamo	62	Chief Financial Officer
Steven R. Asam	43	Senior Vice President, Delivery, Operations and Engineering
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
Enrico Digirolamo.  Mr. Digirolamo has served as Chief Financial Officer since July 2013. From 2010 until July 2013, he served as Senior Vice President - Sales & Marketing and Finance at Allstate Insurance. Mr. Digirolamo served as the Chief Financial Officer and Vice President of General Motors Europe AG from 2008 to 2010. Mr. Digirolamo also served as the Chief Financial Officer and acting Chief Executive Officer of Covisint LLC (our predecessor) at the time of its formation. He currently serves on the board of directors of Metromedia International Group LLC, a privately held owner of interests in communications and media businesses operating in the Republic of Georgia. Mr. Digirolamo has served as a member of the GM European Strategy Board, Opel Supervisory Board and the board of directors of Saab Automobile, GM Russia and Allstate New Jersey. Mr. Digirolamo has a Bachelor of Science degree in mathematics and accounting from Central Michigan University, has a Master of Business Administration from Eastern Michigan University and has completed the International Executive Program at the International Institute for Management Development in Lausanne, Switzerland.
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

ITEM 1A. RISK FACTORS
We have a history of losses and we may not achieve or sustain profitability in the future.
We have incurred losses in each fiscal year since 2011, including fiscal 2017. These losses were mainly due to the investments we made, and continue to make in support of our growth strategy, which includes (1) expanding our installed customer base; (2) acquiring new customers in the automotive industry; (3) landing new customers via our channel partners; and (4) selling the Platform via outbound original equipment manufacturer agreements with independent software vendors and system integrators. Our ability to achieve and sustain profitability is dependent upon our ability to grow our revenue, which has not occurred at a rate we anticipated. We cannot predict our revenue growth, and you should not rely upon our revenue performance in prior fiscal years as indicative of our future performance. Accordingly, we cannot assure you that we will reach profitability in the future or at any specific time in the future or that, if and when we do become profitable, we will sustain profitability. Furthermore, as we increase our customer base, we will incur increased expenses, as costs associated with generating and supporting customer agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. If we are ultimately unable to meet our financial targets to create sufficient revenue to become profitable and have sustainable positive cash flows, investors could lose all or part of their investment.
During fiscal 2015, we made strategic decisions to shift our focus away from providing services to our customers and to stop selling our Platform as a part of a set of healthcare applications, and we may not be able to replace the lost revenue.
During fiscal 2015, we made a strategic decision to stop providing certain unprofitable applications to the healthcare industry, and shift from being a services business to being an enterprise-grade Platform company.  The healthcare industry accounted for 12%, 19%, and 32% of our total revenue in the years ended March 31, 2017, 2016, and 2015, respectively. Our services revenue was 14%, 17%, and 25% of our total revenue in the years ended March 31, 2017, 2016, and 2015, respectively.  If healthcare or services revenue continues to decline and we are unable to replace it, there could be a material adverse effect on our results of operations.
We derive a significant percentage of our total revenue from a few customers, and the loss of revenue from these customers could have a material impact on our results of operations.
For the year ending March 31, 2017, over 90% of our total revenue was generated by under 10% of our customer base. Cisco accounted for 42% of our total revenue, of which 29% of total revenue is related to the transfer of the GM Contracts and the augmentation of Cisco's Service Exchange PlatformTM.
In addition to the GM Contracts noted above, we have entered into multiple statements of work, through which Cisco has access to our Platform for the purpose of selling its functionality into its customer base. Cisco has been undergoing significant internal reorganization, and Cisco has not informed the Company of their plans for selling its Service Exchange PlatformTM to its customer base. The loss of Cisco revenue, or a portion of it, could adversely affect our financial condition, operating results and cash flows.
While we maintain strong relationships within GM, we are no longer the prime contractor, and we may lose ability over time to influence GM's decisions regarding the extended use of the Platform. Losing all or a significant portion of our services business with General Motors could have a material impact on results of operations. Our standalone business with General Motors accounted for 2% of our total revenue in the twelve months ended March 31, 2017.
We cannot accurately predict subscription rates, and negative impact to these rates may have on our future revenue and operating results.
Our customers have no obligation to renew their subscriptions for our solution after the expiration of their initial subscription period, which is typically 36 months, and some customers have elected not to renew. In addition, our customers may renew at a lower contract value or renew for shorter contract lengths. Moreover, many of our contracts are terminable for convenience with as little as 30 days’ prior written notice, and some of our customers have elected to terminate all or part of their subscription service contract for convenience. Further, the growth of our subscription revenue has been less than expected, and while we believe that we have a strong pipeline and large opportunities for the Platform, we cannot predict our subscription rates as they may decline or fluctuate as a result of a number of factors, including decreases in usage by our customers, inability to sell the Platform to new customers, competitive offerings, customer dissatisfaction with our service, customer's ability to continue their operations and spending levels, and deteriorating general economic conditions. If our customers terminate our contract for convenience, do not renew their subscriptions for our solutions or reduce the value of their subscription at the time of renewal, our revenue may grow more slowly than expected or decline, and our results of operations could be adversely affected.
If the prices we charge for our services are unacceptable to our customers, our operating results will be harmed.

As the market for our Platform matures, or as new or existing competitors introduce new products or services that compete with ours, we may experience pricing pressure and be unable to renew our agreements with existing customers or attract new customers at prices that are consistent with our pricing model and operating budget. Moreover, the market for IoT Platform services is new and developing, and there are limited standards for pricing the IoT Platform services. Accordingly, the Company's IoT Platform services pricing may not be acceptable to our customers. If our customers challenge our pricing, it is possible that we would have to change our pricing model or reduce our prices, which could harm our revenue, gross margin and operating results.
Because we recognize revenue from subscriptions over the term of the subscription, new customer subscription agreements, upsells or terminations may not be immediately reflected in our operating results.
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
We sell our Platform in an extremely competitive environment characterized by rapid technological change, shifting customer needs and frequent introductions of new products and services. We believe that the key competitive factors in our market include: security, scalability, speed of implementation, openness of platform, ability to enable users to maintain regulatory compliance, infrastructure reliability, features and functionality, ability to meet customer service level requirements and price. If we are less successful at addressing one or more of these factors than our competitors, we may not gain or may even lose market share which could have a material adverse effect on our business, financial condition and operating results.
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
If we do not effectively hire and train our sales force, we may be unable to adequately penetrate the market and grow, and our business may be harmed.
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
We expect that agreements with strategic partners will be generally non-exclusive and that strategic partners may enter strategic relationships with our competitors or may be competitors themselves. Further, we expect that many strategic partners will have multiple strategic relationships and may not regard us as a significant partner for their businesses. Strategic partners may terminate their respective relationships with us with limited or no notice and with limited or no penalty, pursue other partnerships or relationships, or attempt to develop or acquire technologies or services that compete with our solutions. Strategic partners may also impair our ability to enter other desirable strategic relationships or sell additional business with our customers or other partners.
If strategic partners do not effectively market and sell our solutions, if they choose to place greater emphasis on technologies of their own or those offered by our competitors, or if they fail to meet the needs of our customers, our ability to grow our business and sell our solutions may be adversely affected. The (a) loss of Cisco or a substantial number of other strategic partners and our possible inability to replace them, (b) our failure to recruit additional strategic partners, (c) any reduction or delay in their sales of our solutions, or (d) any conflicts between channel sales and our direct sales and marketing activities, could materially and adversely affect our results of operations.
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
Our customer agreements require that we maintain certain service level commitments to our customers relating primarily to functionality, network uptime and critical infrastructure availability. For example, our service level agreements generally require that our solutions are available up to 99.9% of the time. If we are unable to meet the stated service level commitments, we may be contractually obligated to provide customers with financial credits. Additionally, if we fail to meet our service level commitments a specified number of times within a given time frame or for a specified duration, our customers may terminate their agreements with us. As a result, a failure to deliver services for a relatively short duration could cause us to issue financial credits to many affected customers or result in the loss of customers. In addition, we cannot assure you that our customers will accept these credits or termination rights in lieu of other legal remedies that may be available to them, and, therefore, we could be liable for other related damages incurred by our customers. Our failure to meet our commitments could also result in substantial customer dissatisfaction or loss. If we fail to meet our service level commitments to our customers, the resulting issuance of credits, loss of customers or other potential liabilities could significantly and adversely impact our financial results.
If our security measures are breached or unauthorized access to data is otherwise obtained, our solutions may be perceived as not being secure, customers may reduce the use of, or stop using, our solutions and we may incur significant liabilities.
Our operations enable the exchange of, and access to, sensitive information, and security breaches could result in the loss of this information, litigation, indemnity obligations and other liability. While we have security measures in place, if our security measures are breached because of third-party action, employee error or otherwise, our reputation could be significantly damaged, our business may suffer and we could incur substantial liability. Because techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any of these issues could negatively impact our ability to attract new customers and increase engagement by existing customers, cause existing customers to elect not to renew their subscriptions or subject us to third-party lawsuits, regulatory fines or other action or liability, thereby harming our operating results.
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
Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our solutions. While we carry insurance to provide coverage for potential remediation of privacy breaches, the cost of remediation may far exceed the policy limits that we purchase. Moreover, privacy concerns, whether valid, may inhibit market adoption of our solutions particularly in certain industries and foreign countries.
Our solutions are hosted at multiple data centers around the world. Any disruption of service at our facilities or our third-party hosting providers could interrupt or delay our customers’ access to our solutions, which could harm our operating results.
The ability of our customers to access our solutions is critical to our business. We currently serve customers from data centers located in Chicago, Illinois; Southfield, Michigan; Allen, Texas: Northern Virginia; Tokyo, Japan; Frankfurt, Germany; and Shanghai, China. We cannot assure you that the measures we have taken to eliminate single points of failure in our data centers located in Chicago, Frankfurt, and Northern Virginia will be effective to prevent or minimize interruptions to our operations. Our facilities are vulnerable to interruption or damage from several sources, many of which are beyond our control, including, without limitation:
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
CenturyLink and AWS currently host most of our solutions. We cannot guarantee that we will be able to continue to receive reasonable pricing and terms from CenturyLink, AWS, or our other hosting providers in the future. Failure to negotiate reasonable terms could result in increased costs, which could negatively impact our financial condition. If our providers stop providing services or we fail to negotiate terms on an acceptable basis, we could be required to move our solutions to other third-party hosting providers, which would be a distraction to our business, could increase costs and could cause a disruption in our services.
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
Revenue from our Physician Quality Reporting System (“PQRS”) offering represented approximately 3%, 3%, and 4% of our total revenue for the years ended March 31, 2017, 2016, and 2015, respectively. PQRS revenue is recognized as performed at the time of the annual submission to the government typically during our fourth quarter. PQRS is a voluntary federal program that incentivizes certain quality care data reporting by healthcare professionals. As a federal program, a change in federal law or regulation could alter or eliminate PQRS, which, in turn, could adversely impact our revenue.
Our Platform must integrate with a variety of operating systems, software applications and hardware that are developed by others. If we are unable to devote the necessary resources to ensure that our solutions interoperate with such software and hardware, we may fail to increase, or we may lose, market share and we may experience reduced demand for our offerings.
Our Platform must integrate with a variety of network, hardware, and software platforms, and we will need to continuously modify and enhance our Platform to adapt to changes in mobility, Internet-related hardware, software, communication, browser and database technologies. The cost to make our Platform broadly interoperable may be significant. Any failure of our solutions to operate effectively with future platforms and technologies could reduce the demand for our Platform, result in customer dissatisfaction and harm our business. If we are unable to respond to these changes in a timely, cost-effective manner, our solutions may become less marketable and less competitive or obsolete and our operating results may be negatively impacted. If we cannot effectively make our Platform available on mobile devices, we may have difficulty attracting and retaining customers.
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
Our success depends in part upon the continued service of our key management, technical and administrative personnel. Such personnel are employed at-will and may leave Covisint at any time. Our success also depends on our continuing ability to attract and retain highly qualified technical, managerial and sales personnel. The market for professional services and software development personnel has historically been, and we expect that it will continue to be, intensely competitive. We cannot assure you that we will continue to be successful in attracting or retaining such personnel. We have lost qualified personnel and may lose additional personnel due to the performance of the Company. Should we lose key employees, or we are unable to attract and retain other qualified employees, it could have a material adverse effect on our business.
We could incur substantial costs because of any claim of infringement of another party’s intellectual property rights.
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
In the future, we may acquire complementary products, services, technologies or businesses. We also may enter relationships with other businesses to expand our portfolio of solutions or our ability to provide our solutions in foreign jurisdictions. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to complete these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.
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
Approximately 11%, 9% and 6% of our total revenue for each of the years ended March 31, 2017, 2016, and 2015, respectively, was derived from foreign operations. We currently have foreign sales denominated in the local currency of several foreign countries, and our solutions and services may be priced in the currency of the country in which they are sold. Changes in the exchange rates of foreign currencies or exchange controls may adversely affect our results of operations. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.
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
Actions of activist shareholders against us could be disruptive and costly and the possibility that activist shareholders may wage proxy contests or gain representation on or control of our Board of Directors could cause uncertainty about the strategic direction of our business.
Shareholders may from time to time engage in proxy solicitations, advance shareholder proposals or board nominations or otherwise attempt to effect changes, assert influence or acquire some level of control over us. Our Board and management team strive to maintain constructive, ongoing communications with all the Company’s shareholders, including activist shareholders, and welcome their views and opinions with the goal of enhancing value for all shareholders and the depth and breadth of our Board. Activist campaigns that contest, or conflict with, our strategic direction or seek changes in the composition of our Board could have an adverse effect on us because:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our principal offices at 26533 Evergreen Road, Suite 500, Southfield, Michigan, which is leased through 2026 for 33,786 square feet of space. We have also entered into standalone operating lease agreements for office space in Shanghai, China; Frankfurt, Germany; London, England; and San Francisco, California.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

Our common stock is traded on The NASDAQ Global Select Market (“NASDAQ”) under the symbol COVS. As of May 16, 2017, there were 2,892 shareholders of record and approximately 15,359 beneficial holders of our common stock. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated, all as reported by NASDAQ.

Fiscal Year Ended March 31, 2017	High	Low
Fourth quarter	$2.15	$1.85
Third quarter	2.40	1.90
Second quarter	2.39	1.90
First quarter	2.35	1.53

Fiscal Year Ended March 31, 2016
Fourth quarter	$2.50	$1.75
Third quarter	2.60	2.01
Second quarter	3.29	2.15
First quarter	3.27	1.81

Dividends

We have never paid any cash dividends on our common stock and have no current intention to do so.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended March 31, 2017.

Stock Performance Graph - Comparison of Cumulative Total Return

The following line graph compares the yearly percentage change in the cumulative total shareholder return on our common stock with the cumulative total return of each of the NASDAQ Market Index and the NASDAQ Computer and Data Processing Index for the period from September 26, 2013, the first day of trading in connection with our IPO, through March 31, 2017. The graph assumes the investment of $100 in our common stock and each of the two NASDAQ indices on September 26, 2013 and the reinvestment of all dividends.

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

	YEAR ENDED MARCH 31,
	2017	2016	2015	2014	2013
REVENUE	$70,243	$76,024	$88,534	$97,135	$90,732
COST OF REVENUE (1)	33,279	34,953	66,404	56,374	47,575
GROSS PROFIT	36,964	41,071	22,130	40,761	43,157
OPERATING EXPENSES:
Research and development	11,381	13,019	10,416	12,408	3,799
Sales and marketing (2)	26,804	29,448	32,593	35,250	26,593
General and administrative	11,497	13,286	17,640	28,676	18,315
Total operating expenses	49,682	55,753	60,649	76,334	48,707
OPERATING LOSS	(12,718)	(14,682)	(38,519)	(35,573)	(5,550)
Other (expense) income	61	(23)	69	—	—
LOSS BEFORE INCOME TAX PROVISION	(12,657)	(14,705)	(38,450)	(35,573)	(5,550)
INCOME TAX PROVISION	69	189	112	85	98
NET LOSS	($12,726)	($14,894)	($38,562)	$(35,658)	$(5,648)
Basic and diluted loss per share	$(0.31)	$(0.38)	$(1.01)	$(1.06)	$(0.19)

(1)	Cost of revenue in FY15 includes an $8.3 million impairment of capitalized software costs.

(2)	Sales and marketing expense in FY15 includes a $0.5 million impairment of healthcare customer relationships.
Consolidated Balance Sheet Data

	March 31, 2017	March 31, 2016

Cash	$33,227	$39,681
Working Capital	24,286	31,826
Total Assets	85,066	102,045
Total Shareholders' Equity	$60,482	$71,309

In addition to reporting financial results in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), we monitor the following non-U.S. GAAP measures to evaluate our business, measure our performance, identify trends affecting our business, allocate capital and make strategic decisions. Each of these financial measures excludes the impact of certain items (the impact of stock award compensation expense, the amortization and impairment of intangible assets and amounts incurred for capitalized internal software costs) and, therefore, have not been calculated in accordance with U.S. GAAP.
Adjusted Gross Profit and Adjusted Gross Margin
Adjusted gross profit represents gross profit, adjusted for amortization and impairment of capitalized software associated with our research and development expense classified within cost of revenue, as well as adjusted for stock based compensation associated with certain of our professional services and operations employees. Adjusted gross margin represents adjusted gross profit as a percentage of revenue.
We believe these non-U.S. GAAP measures, when viewed with our results under U.S. GAAP and the accompanying reconciliations, provide additional information that is useful to evaluate our operating performance and to compare our operating results against other companies in our industry. Additionally, we believe these non-U.S. GAAP measures help illustrate trends in our business and operating performance through excluding or adjusting for items that could otherwise mask our core operating performance. Furthermore, we use these measures to establish budgets and operational goals for managing our business. The presentation of this non-U.S. GAAP information should not be considered in isolation, or as a substitute for results prepared in accordance with U.S. GAAP.
The table below provides reconciliations between the non-U.S. GAAP financial measures discussed above to the comparable U.S. GAAP measures of gross profit (in thousands, except percentages):

	YEAR ENDED MARCH 31,
	2017	2016	2015
Gross profit	$36,964	$41,071	$22,130
Gross margin	53%	54%	25%
Adjustments:
Stock compensation expense	53	71	613
Amortization of capitalized software	4,274	3,398	15,079
Non-U.S. GAAP gross profit	41,291	44,540	37,822
Non-U.S. GAAP gross margin	59%	59%	43%
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
Overview of Fiscal 2017
Covisint provides a cloud Platform for the development of identity, IoT and Connected Car solutions. Our Platform gives our customers a substantial strategic advantage by enabling them to rapidly develop and deploy these applications faster and more cost-effectively than the alternatives, and in so doing, compete more effectively in their markets. Our Platform has been successfully operating globally on an enterprise scale for over 14 years, is behind several innovative solutions, two of the most notable being General Motors’ OnStar, the world's largest IoT connected car solution to date, and Hyundai’s Blue Link connected car solution in North America.
Our Platform provides a complete set of integrated technologies that addresses a rapidly growing available market, particularly in the automotive and manufacturing industries, which span three horizontal use cases - the IoT, cloud identity and access management, and business-to-business collaboration.
For Covisint, fiscal 2017 was a year marked by continued execution as we renewed and extended relationships with some of our largest existing customers, including multi-year contract renewals with certain automotive OEMs. We enhanced our Platform through expanding our identity lifecycle management and identity intelligence capabilities, improving our user experience, as well as adding new IoT capabilities - all of which will help drive innovation and faster return on investment for our customers. We also deployed our entire Platform stack into new data centers, including in China, to better serve the needs of our global customer base. Lastly, in March 2017 we signed an agreement which increases the scope of our existing relationship with Tech Mahindra, and will lead to collaborative IoT solution development and marketing efforts utilizing the Covisint IoT Platform.
To support our growth strategies we will primarily focus on increasing our strong presence in the automotive industry, as well as leveraging our strategic partners to identify customer opportunities for solutions supported by our Platform.
We experienced net losses of $12.7 million, $14.9 million, and $38.6 million during the years ended March 31, 2017, 2016, and 2015, respectively. As presented in the accompanying notes to the consolidated financial statements, our loss in the year ended March 31, 2015 was due in part to impairment charges of $8.8 million. During fiscal 2018 we will continue to actively invest in our business to drive long-term growth while simultaneously rationalizing our expense structure, and expect break-even cash flow results.
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
We define ASR as the annualized value of new committed subscription revenue during a given period for new contracts and incremental committed subscription revenue for existing contracts. We calculate ASR for each new contract agreed to within a given period by dividing the total committed subscription revenue by the number of months under contract and multiplying that figure by the lesser of twelve or the number of months included in the agreement. We then add to this amount any long-term increase in committed subscription revenue under existing contracts renewed during that period.

	YEAR ENDED MARCH 31,
	2017	2016	2015
	(In thousands)
ASR	$4,806	$9,320	$14,374
ASR growth is principally driven from three sources: 1) strategic partners; 2) incremental revenue from existing customers; and 3) direct sales to new customers. During the fiscal year ended March 31, 2017, we generated ASR from our strategic partner opportunities, as well as from existing customers in the automotive industry. However, we did not meet our overall expectations in all categories which resulted in the lower ASR performance for the year ended March 31, 2017. During the upcoming 2018 fiscal year, we will continue our efforts to generate ASR from all three sources, with our efforts focused on the automotive industry where we have a well-established footprint.

Subscription and Support Revenue
Subscription and support revenue includes fees for our customers and their users’ access to our Platform during the fiscal year, in conformity with U.S. GAAP. Total subscription and support revenue reflects the impact of ASR, as well as our ability to retain and grow our existing customers over time.

	YEAR ENDED MARCH 31,
	2017	2016	2015
	(In thousands)
Subscription and Support Revenue	$60,727	$63,367	$66,283
Subscription and support revenue declined during the fiscal year ended March 31, 2017 as compared to the year ended March 31, 2016. The net decrease was due to the shift out of our lower margin healthcare application business as well as other customer attrition, partially offset by new business.

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
Cost of Revenue
Our cost of revenue is primarily comprised of salaries and personnel-related expenses related to our customer support, implementation, solution deployment, on-boarding and data center operations, the cost of professional services provided by third-party contractors, depreciation, amortization and impairment expenses related to capitalized research and development, acquisitions and capital expenditures, third-party hosting fees, third-party software license fees, and outside services related to our call center. Where we have established third-party evidence or a best estimate of selling price of the standalone value of our services, we recognize expense with the associated revenue recognition as services are delivered. Costs associated with deferred services revenue are recognized ratably, generally over five years, beginning upon customer acceptance of the deliverable consistent with the associated revenue.

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

RESULTS OF OPERATIONS
The following table is a summary of our consolidated statements of loss data (in thousands, except per share data):

	YEAR ENDED MARCH 31,
	2017	2016	2015

Consolidated Statements of Comprehensive Loss Data:
Subscription and support	$60,727	$63,367	$66,283
Services	9,516	12,657	22,251
Total revenue	70,243	76,024	88,534
Cost of revenue(1)	33,279	34,953	66,404
Gross profit	$36,964	$41,071	$22,130
Operating expenses:
Research and development(1)	11,381	13,019	10,416
Sales and marketing(1)	26,804	29,448	32,593
General and administrative(1)	11,497	13,286	17,640
Total operating expenses	$49,682	$55,753	$60,649
Other (loss) income	61	(23)	69
Loss from operations before income tax provision	(12,657)	(14,705)	(38,450)
Income tax provision	69	189	112
Net loss	($12,726)	($14,894)	($38,562)
Basic and diluted loss per share(2)	($0.31)	($0.38)	($1.01)
Weighted-average shares outstanding, Basic and diluted(2)	40,719	39,658	38,217

(1)
The statements and line items above include stock compensation as detailed in the table below. Cost of revenue in fiscal year 15 includes an $8.3 million impairment of capitalized software costs. Sales and marketing in fiscal year 15 includes a $0.5 million impairment of healthcare customer relationships.

(2)
Please see Note 4 of our consolidated financial statements and related disclosures for an explanation of the method used to calculate the historical net income (loss) per share attributable to common shareholders and the number of shares used in computation of the per share amounts.

	YEAR ENDED MARCH 31,
	2017	2016	2015
Stock awards compensation classified as:
Cost of revenue	$53	$71	$613
Research and development	37	78	175
Sales and marketing	296	502	1,570
General and administrative	1,513	2,166	3,874
Total stock awards compensation expense before income taxes	$1,899	$2,817	$6,232

The following table sets forth a summary of our consolidated statements of comprehensive loss as a percentage of our total revenue:

	YEAR ENDED MARCH 31,
	2017	2016	2015
Consolidated Statements of Comprehensive Loss Data:
Subscription and support	86%	83%	75%
Services	14	17	25
Total revenue	100%	100%	100%
Cost of revenue(1)	47	46	75
Gross profit	53%	54%	25%
Operating expenses:
Research and development(1)	16	17	12
Sales and marketing(1)	38	39	37
General and administrative(1)	16	17	20
Total operating expenses	70%	73%	69%
Loss from operations before for income tax provision	(18)	(19)	(43)
Income tax provision	0	0	0
Net loss	(18%)	(19%)	(43%)
________________________________________________

(1)
All future stock compensation is expected to be granted in the form of Covisint stock awards and recorded as a non-cash expense. Refer to the table above for the breakdown of stock compensation included in these line item percentages.

YEARS ENDED MARCH 31, 2017, 2016, and 2015
Revenue
Revenue derived from our subscription and support and services is presented in the table below:

	YEAR ENDED MARCH 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	%	%
	(In thousands)
Subscription and support	$60,727	$63,367	$66,283	(4%)	(4%)
Services	9,516	12,657	22,251	(25%)	(43%)
Total revenue	$70,243	$76,024	$88,534	(8%)	(14%)

Subscription revenue was $60.7 million for the year ended March 31, 2017 as compared to $63.4 million for the year ended March 31, 2016, representing an annual decrease of 4%. The decrease in subscription revenue was due to the shift out of our lower margin healthcare application business as well as other customer attrition, partially offset by new business.
Subscription revenue was $63.4 million for the year ended March 31, 2016 as compared to $66.3 million for the year ended March 31, 2015, representing an annual decrease of 4%. The net decrease in subscription revenue was due to the planned decline in our healthcare subscription revenues as a result of our shift out of lower margin healthcare application business that was not offset by new business. After adjusting for the planned reduction in our healthcare application business, our subscription revenue grew 6% during the 2016 fiscal year as compared to the 2015 fiscal year.
Our services revenue declined to $9.5 million for the year ended March 31, 2017, as compared to $12.7 million for the year ended March 31, 2016, representing an annual decrease of 25%. The decrease is principally attributable to the prior period including a $1.0 million sale of a DocSite perpetual license, as well as relatively high volume of one-time projects related to new customer implementations.
Service revenue was $12.7 million for the year ended March 31, 2016, as compared to $22.3 million for the year ended March 31, 2015, representing an annual decrease of 43%. The declines in services revenues were attributed to: 1) an improvement in the ease of implementation of our Platform that results in quicker, less costly installations; 2) improvements in our Platform that allow customers to perform portions of the implementations themselves; 3) a reduction in service projects with major subscription customers; and 4) shifting away from the development of applications that require significant amount of services to implement to our service partners. During fiscal 2016, the decline in services revenues was partially offset by a $1.0 million sale of a DocSite perpetual license to a single customer. The Company received the full cash payment for the license during the quarter ended December 31, 2015. The Company received no additional license revenue since the aforementioned sale, and does not expect further revenue from perpetual license sales.
Our highest concentration of total revenue, including services, comes from the automotive industry which accounted for 54%, 54%, and 45% of our total revenue for the years ended March 31, 2017, 2016, and 2015, respectively. The healthcare industry accounted for 12%, 19%, and 32% of our total revenue in the years ended March 31, 2017, 2016, and 2015, respectively. Our remaining revenue resides in the energy, financial services, travel and other non-automotive and non-healthcare industries.
Our total revenue is also concentrated with two key customers, Cisco and GM. As a result of the strategic partnership with Cisco, we enabled Cisco to serve as the prime contractor and Covisint as the subcontractor for agreements with various divisions of GM, which we historically provided directly to GM. For the twelve months ended March 31, 2017, Cisco accounted for 42% of our total revenue, of which 29% of total revenue is related to the transfer of the GM Contracts and the augmentation of Cisco’s SXP. Our standalone business with GM accounted for 2% of our total revenue in the twelve months ended March 31, 2017.
Cost of Revenue
Cost of revenue is presented in the table below:

	YEAR ENDED MARCH 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	%	%
	(In thousands)
Cost of revenue	$33,279	$34,953	$66,404	(5%)	(47%)
Gross margin	53%	54%	25%

Cost of revenue decreased 5% for the year ended March 31, 2017 as compared to the same period in 2016. As a result of lower services revenue, we reduced personnel, subcontractor and technology expenses.
Our gross margin decreased to 53% for the year ended March 31, 2017, as compared with 54% for the same period in 2016. The reduced margins were primarily due to the decline in revenue.
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
Research and Development
Research and development costs incurred, expensed and capitalized are presented in the table below:

	YEAR ENDED MARCH 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	%	%
	(In thousands)
Research and development costs incurred	$14,200	$17,257	$13,925	(18%)	24%
Capitalized internal software costs	2,819	4,238	3,509	(33%)	21%
Research and development costs expensed	$11,381	$13,019	$10,416	(13%)	25%
Percentage of total revenue:
Research and development costs incurred	20%	23%	16%
Research and development costs expensed	16%	17%	12%
Research and development costs incurred were $14.2 million for the year ended March 31, 2017, as compared to $17.2 million for the year ended March 31, 2016, representing an annual decrease of $3 million. The decrease was primarily attributable to a reduction of platform development activity.
We capitalized $2.8 million and $4.2 million of research and development costs for the years ended March 31, 2017 and 2016, respectively. The decreased capitalization of our research and development costs for the year ended March 31, 2017, compared to the same period in 2016, was due to the lower level of incurred costs and platform development activity.
Research and development costs incurred were $17.2 million for the year ended March 31, 2016, as compared to $13.9 million for the year ended March 31, 2015, representing an annual increase of $3.3 million. The increase was primarily due to greater development costs associated with our Next-Gen and IoT platforms as well as our Covisint "Anywhere" offering. We capitalized $4.2 million and $3.5 million of research and development costs for the years ended March 31, 2016 and 2015, respectively. The increase in capitalized costs was related to the increased spending on IoT and Next-Gen platforms which reached the application development stage during the year ended March 31, 2016.
Sales and Marketing
Sales and marketing costs are presented in the table below:

	YEAR ENDED MARCH 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	%	%
	(In thousands)
Sales and marketing	$26,804	$29,448	$32,593	(9%)	(10%)
Percentage of total revenue	38%	39%	37%

Sales and marketing costs decreased $2.6 million for the year ended March 31, 2017, as compared to the same period in 2016, primarily due to a restructuring of our direct sales and marketing organizations, as well as decline in commission expense of $0.8 million as a result of the decrease in ASR generated during the period.
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
General and Administrative
General and administrative costs are presented in the table below:

	YEAR ENDED MARCH 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	%	%
	(In thousands)
General and administrative	$11,497	$13,286	$17,640	(13%)	(25%)
Percentage of total revenue	16%	17%	20%

General and administrative costs decreased by $1.8 million for the year ended March 31, 2017, as compared to the same period in 2016. Prior period amounts included a non-recurring favorable adjustment of $1.1 million related to a non-income tax contingency. Current period expenses reflect improvements to legal and audit expense of $1.0 million, stock compensation of $0.7 million, salary and benefits of $0.5 million, and outside service expenses of $0.3 million, due in part to the continued rationalization of our general and administrative structure.

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

CRITICAL ACCOUNTING POLICIES
Basis of Presentation
The financial statements included in Item 8 of this Annual Report do not reflect any changes that may occur in our future financing and operations. Our financial statements have been prepared in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, shareholders' equity and the disclosure of contingencies at the applicable balance sheet date and the results of operations for all periods presented. While we have based our assumptions and estimates on the facts and circumstances existing at March 31, 2017, 2016, and 2015, respectively, final amounts may differ from estimates. Note 1 of the consolidated financial statements included in this Annual Report contains a summary of our significant accounting policies.
JOBS Act
On April 5, 2012, the Jumpstart Our Business Startups ("JOBS") Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” As an “emerging growth company,” we are electing not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to not take advantage of the extended transition period for complying with new or revised accounting standards is irrevocable. In addition, we are in the process of evaluating the benefits of relying on the other exemptions and reduced reporting requirements provided by the JOBS Act.
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
In determining whether professional services have standalone value and can be accounted for separately from subscription services, we consider the availability of the professional services from other vendors, the nature of our professional services and whether we sell our solutions to new customers without professional services. Our implementation tasks can, and have been performed by third-party vendors. As a result, we have established standalone value for our professional services, including implementation and configuration services. During the 2014 fiscal year, it was determined that certain professional services projects did not have standalone value. In those instances, the revenue is deferred and recognized over the longer of the committed term of the subscription agreement (generally one to five years) or the expected period over which the customer will receive benefit (generally five years). In subsequent fiscal years, we determined that we have standalone value for our professional services and no service revenue has been deferred.
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
Deferred Costs
Deferred costs consist of the incremental direct personnel and outside contractor costs incurred in delivering implementation and solutions deployment services that do not have standalone value. Revenue from these services, as described above, is deferred and recognized over the longer of the committed term of the subscription agreement or the expected period over which the customer will receive benefit. Therefore, the costs are recognized over the same period as the associated revenue. In the event a customer contract with deferred cost is terminated in whole, or part, the Company recognizes the remainder of the amount recorded in deferred cost attributable to the terminated component of the contract.
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
Capitalized and purchased software costs are amortized on a straight-line basis over the expected useful life of the software. Amortization begins when the software technology is ready for its intended use. Based on the current competitive environment and rapidly changing landscape for cloud based platform software, effective April 1, 2016, the Company changed its estimate of the useful life of capitalized software from five years to three years. This change in useful life has been accounted for as a change in accounting estimate and will be applied to all new capitalized software. Remaining carrying amounts of capitalized software intangible assets will be amortized prospectively over a maximum of three years, or the remaining useful lives if less than three years. Refer to Note 3. Goodwill, Capitalized Software and Intangible Assets to the consolidated financial statements included in this Annual Report for further information.
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
We have one reporting unit and thus all goodwill is evaluated for impairment at the consolidated Company level. At March 31, 2017, the Company evaluated goodwill and concluded there was no impairment during the year ended March 31, 2017 as fair value computed using our market capitalization exceeded carrying value by approximately 40%.
At March 31, 2016, the Company evaluated goodwill and concluded there was no impairment during the year ended March 31, 2016, as fair value computed using our market capitalization exceeded carrying value by approximately 14%.
Income Taxes
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
In the event we are able to generate future taxable income in the U.S., as of March 31, 2017 we have $20.6 million of net deferred tax assets available to offset future income tax liabilities. The deferred tax assets in the U.S. consist of net operating losses and other timing differences that would be available to offset approximately $50 million of future pre-tax gross income for income tax purposes. Furthermore, there is an additional $25 million of tax deductible goodwill. Collectively, the net deferred tax assets and the additional goodwill deductions would be available to offset approximately $75 million of future pre-tax gross income for income tax purposes. There can be no assurance, however, regarding our ability to generate future taxable income and shield potential future income tax liabilities.

Tax Sharing Agreement with Compuware
Income taxes are presented on a separate return basis even though the Company’s results of operations have historically been included in the consolidated, combined, unitary or separate income tax returns of Compuware until the October 2014 Distribution.
Prior to the October 2014 Distribution, Covisint entered into a tax sharing agreement, which was effective from the January 2013 Contribution until the October 2014 Distribution. Pursuant to this agreement, the amount of taxes to be paid by us was determined, subject to certain adjustments, as if we and each of our subsidiaries included in Compuware's Consolidated Group or Combined Group filed our own consolidated, combined, unitary or separate tax return.
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
Assumptions used subsequent to the IPO in measuring Covisint options granted, and the weighted average fair value of options granted, in fiscal 2017, 2016, and 2015 were:

	YEAR ENDED MARCH 31,
	2017	2016	2015
Expected volatility	44.23%	41.22%	46.12%
Risk-free interest rate	1.59%	1.89%	2.05%
Expected lives at date of grant (in years)	6.25	6.25	6.14
Weighted average fair value of the options granted	$0.85	$0.97	$1.89
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

LIQUIDITY AND CAPITAL RESOURCES

	YEAR ENDED MARCH 31,
	2017	2016	2015
	(In thousands)
Consolidated Statement of Cash Flows Data:
Net cash used in operating activities	($2,937)	($3,866)	($4,695)
Net cash used in investing activities	(3,046)	(8,022)	(7,462)
Net cash provided by (used in) financing activities	(375)	1,463	12,985
Effect of exchange rate	(96)	29	(287)
Net change in cash	($6,454)	($10,396)	$541

Our principal source of liquidity is cash generated from operations. To date, we have incurred operating losses as reflected in our accumulated deficit, as well as negative cash flows as shown in the consolidated statements of cash flows. We expect break-even cash flow for the full 2018 fiscal year as we continue to fund our current operations, implement our growth strategies, and fund capital expenditures offset by expense rationalization. We anticipate our current cash balance as well as cash to be received from current and existing customers will be sufficient to meet our liquidity needs and accommodate our growth for at least the next twelve months.

The consolidated statements of cash flows included in this report compute net cash from operating activities using the indirect cash flow method. Therefore, non-cash adjustments and net changes in assets and liabilities (net of effects from currency fluctuations) are adjusted from net income to derive net cash from operating activities.
Cash Flows from Operating Activities
Net cash used in operating activities was $2.9 million for the year ended March 31, 2017 compared to $3.9 million for the prior year primarily due continued expense rationalization and reduction in cash operating losses.
Net cash used in operating activities was $3.9 million for the year ended March 31, 2016 compared to $4.7 million for the prior year, also due to our improved cost structure and reduction in cash operating losses.
Cash Flows from Investing Activities
Cash used in investing activities typically consists of the purchase of property and equipment associated with our infrastructure and the expenditures on capitalized internal software (research and development) costs related to expanding our cloud-based Platform.
Net cash used in investing activities was $3.0 million for the year ended March 31, 2017 compared to $8.0 million for the prior year. The decrease in cash used in investing activities is due to the prior year period which includes purchases of property and equipment and leasehold improvements associated with the relocation of our corporate headquarters to Southfield, Michigan in May 2015.
Net cash used in investing activities was $8.0 million for the year ended March 31, 2016 compared to $7.5 million for the prior year. The increase in cash used in investing activities is due to a $0.7 million increase in cash paid for capitalized internal software costs, as well as the relocation of our corporate headquarters.
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

Net cash used in financing activities was $0.4 million for the year ended March 31, 2017, as compared to $1.5 million provided by financing activities for the prior year. The decrease in cash provided by financing activities is primarily due to a decrease in proceeds received from the exercises of stock awards.
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
CONTRACTUAL OBLIGATIONS
The Company conducts its business in leased facilities which, based on the lease terms, are considered to be operating leases. The following table outlines the Company’s minimum contractual obligations under the lease and service agreements as of March 31, 2017 (presented in thousands):

	Year ended March 31,
	Total	2018	2019	2020	2021	2022	Thereafter
Operating Leases	$7,678	$1,151	$1,181	$1,212	$660	$649	$2,825
Purchase Obligations	$30,090	$10,033	$10,037	$10,020	$—	$—	$—
The purchase obligation amounts in the table above are associated with agreements to purchase services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The majority of our purchases are not included in the table above as they are made under purchase orders which represent authorizations to purchase rather than binding agreements, and are requirements based and accordingly do not specify minimum quantities.

OFF-BALANCE SHEET ARRANGEMENTS
We currently do not have any off balance sheet or non-consolidated special purpose entity arrangements as defined by the applicable SEC rules.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed primarily to market risks associated with foreign currency exchange rates. We do not use derivative financial instruments or forward foreign exchange contracts for investment, speculative or trading purposes. We believe our foreign currency risk is minimal as 89%, 91%, and 94% of our revenue was based in U.S. dollars for the years ended March 31, 2017, 2016, and 2015, respectively. Previously reported fiscal year 2016 and 2015 U.S. dollar revenue percentages have been adjusted (from 86% to 91%, and 86% to 94%, respectively) to be consistent with current fiscal year amounts. In addition, we have no long-term assets or liabilities in foreign currencies. We do not have a material exposure to market risk with respect to investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Covisint Corporation
We have audited the accompanying consolidated balance sheets of Covisint Corporation (a Michigan corporation) and subsidiaries (the “Company”) as of March 31, 2017 and 2016, and the related consolidated statements of comprehensive loss, shareholders' equity, and cash flows for each of the two years in the period ended March 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Covisint Corporation and subsidiaries as of March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Southfield, Michigan
June 5, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Covisint Corporation
Southfield, Michigan

We have audited the accompanying consolidated statements of comprehensive loss, shareholders’ equity, and cash flows for the year ended March 31, 2015 of Covisint Corporation and subsidiaries (the “Company”). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and their cash flows for the year ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
May 26, 2015

COVISINT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	March 31, 2017	March 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,227	$39,681
Accounts receivable, net of allowance for doubtful accounts of $36 and $39 as of March 31, 2017 and 2016, respectively	8,066	12,836
Prepaid expenses	1,992	2,167
Other current assets	878	1,603
Total current assets	44,163	56,287
PROPERTY AND EQUIPMENT, NET	5,103	7,847
CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS, NET	10,031	11,486
OTHER:
Goodwill	25,385	25,385
Deferred costs	56	580
Deferred tax asset, net	172	171
Other assets	156	289
Total other assets	25,769	26,425
TOTAL ASSETS	$85,066	$102,045
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,427	$5,061
Accrued commissions and bonuses	1,423	1,071
Deferred revenue	14,595	15,952
Accrued expenses	1,432	2,377
Total current liabilities	19,877	24,461
DEFERRED REVENUE	2,115	3,595
ACCRUED LIABILITIES	2,265	2,327
DEFERRED TAX LIABILITY, NET	327	353
Total liabilities	24,584	30,736
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, no par value - authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, no par value - authorized 50,000,000 shares; issued and outstanding 40,865,897 and 40,490,928 as of March 31, 2017 and 2016, respectively	—	—
Additional paid-in capital	164,120	161,997
Accumulated deficit	(103,253)	(90,527)
Accumulated other comprehensive loss	(385)	(161)
Total shareholders' equity	60,482	71,309
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$85,066	$102,045

See notes to consolidated financial statements.

COVISINT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands, Except Per Share Data)

	YEAR ENDED MARCH 31,
	2017	2016	2015
REVENUE	$70,243	$76,024	$88,534
COST OF REVENUE	33,279	34,953	66,404
GROSS PROFIT	36,964	41,071	22,130
OPERATING EXPENSES:
Research and development	11,381	13,019	10,416
Sales and marketing	26,804	29,448	32,593
General and administrative	11,497	13,286	17,640
Total operating expenses	49,682	55,753	60,649
OPERATING LOSS	(12,718)	(14,682)	(38,519)
Other (expense) income	61	(23)	69
LOSS BEFORE INCOME TAX PROVISION	(12,657)	(14,705)	(38,450)
INCOME TAX PROVISION	69	189	112
NET LOSS	($12,726)	($14,894)	($38,562)
Basic and diluted loss per share	($0.31)	($0.38)	($1.01)
Weighted average shares used to compute net loss per share attributable to common stockholders - basic and diluted	40,719	39,658	38,217
OTHER COMPREHENSIVE LOSS, NET OF TAX
Foreign currency translation adjustments	(224)	(137)	(12)
OTHER COMPREHENSIVE LOSS, NET OF TAX	(224)	(137)	(12)
COMPREHENSIVE LOSS	($12,950)	($15,031)	($38,574)

See notes to consolidated financial statements.

COVISINT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEAR ENDED MARCH 31, 2017, 2016, and 2015
(In Thousands, Except Share Data)

	Common Stock		Group Equity	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Shareholders' Equity
	Shares	Amount
BALANCE AT MARCH 31, 2014	37,490,500	$—	$—	$140,569	($38,947)	($12)	$101,610
Net loss					(38,562)		(38,562)
Parent contribution of stock awards and related taxes (Note 7)				127			127
Covisint stock based compensation expense (Note 7)				6,105			6,105
Covisint stock option exercise	1,543,400			2,865			2,865
Income tax items (Note 5)				7,338	1,876		9,214
Foreign currency translation						(12)	(12)
BALANCE AT MARCH 31, 2015	39,033,900	—	—	157,004	(75,633)	(24)	81,347
Net loss					(14,894)		(14,894)
Covisint stock based compensation expense (Note 7)				2,817			2,817
Covisint stock option exercise / RSU vesting (Net)	1,457,028			2,191			2,191
Income tax items (Note 5)				(15)			(15)
Foreign currency translation						(137)	(137)
BALANCE AT MARCH 31, 2016	40,490,928	—	—	161,997	(90,527)	(161)	71,309
Net loss					(12,726)		(12,726)
Covisint stock based compensation expense (Note 7)				1,899			1,899
Covisint stock option exercise /RSU vesting (Net)	374,969			239			239
Income tax items (Note 5)				(15)			(15)
Foreign currency translation						(224)	(224)
BALANCE AT MARCH 31, 2017	40,865,897	$—	$—	$164,120	($103,253)	($385)	$60,482

See notes to consolidated financial statements.

COVISINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	YEAR ENDED MARCH 31,
	2017	2016	2015
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	($12,726)	($14,894)	($38,562)
Adjustments to reconcile net loss to cash provided by (used in) operations:
Depreciation and amortization	7,210	6,772	9,574
Capitalized software and other intangible asset impairment	—	—	8,751
Deferred income taxes	(8)	148	11
Stock award compensation	1,899	2,817	6,232
Other	1	18	307
Net change in assets and liabilities:
Accounts receivable	4,705	2,474	6,377
Other assets	1,532	5,397	3,306
Accounts payable and accrued expenses (1)	(2,751)	(4,157)	4,919
Deferred revenue	(2,799)	(2,441)	(5,610)
Net cash used in operating activities	(2,937)	(3,866)	(4,695)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of:
Property and equipment (1)	(229)	(3,817)	(3,953)
Capitalized software	(2,819)	(4,238)	(3,509)
Proceeds from asset disposals	2	33	—
Net cash used in investing activities	(3,046)	(8,022)	(7,462)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Cash payments from former parent company	—	—	23,999
Cash payments to former parent company	—	—	(13,879)
Vendor financing payments	(614)	(728)	—
Net proceeds from exercise of stock awards	239	2,191	2,865
Net cash provided by (used in) financing activities	(375)	1,463	12,985
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(96)	29	(287)
NET CHANGE IN CASH	(6,454)	(10,396)	541
CASH AT BEGINNING OF YEAR	39,681	50,077	49,536
CASH AT END OF YEAR	$33,227	$39,681	$50,077

(1)
Accounts payable and accrued expenses in the balance sheet as of March 31, 2015 include $3.0 million associated with purchases of property and equipment, which are non-cash acquisitions of fixed assets as of March 31, 2015.

See notes to consolidated financial statements.

COVISINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Covisint Corporation (the “Company”, “Covisint”, “we”, “our”, and “us”) provides an open, developer friendly, enterprise class cloud platform (“Platform”) enabling organizations to build solutions that quickly and securely identify, authenticate and connect users, devices, applications and information. Our Platform has been successfully operating globally on an enterprise scale for over 14 years, and is the technology behind innovative industry solutions such as General Motors’ OnStar™ and Hyundai's Blue LinkTM.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Covisint Corporation, a Michigan corporation.

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, shareholders’ equity and the disclosure of contingencies at March 31, 2017 and 2016 and the results of operations for the years ended March 31, 2017, 2016, and 2015. While management has based their assumptions and estimates on the facts and circumstances existing at March 31, 2017, final amounts may differ from estimates.

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

Revenue Recognition
The Company derives its revenues from the following sources: (i) subscriptions, (ii) professional services and (iii) other. Subscription revenues are primarily comprised of subscription fees that give customers access to and support of the Covisint Platform during the subscription term. Subscription and service contracts typically do not give the customer the right to take possession of our software. Professional services revenues consist of fees related to implementation of the Covisint Platform and consulting services. Other revenues include the sale of perpetual licenses. In limited circumstances, the Company grants certain customers the right to deploy our subscription service on the customers’ own servers. These arrangements are subject to software revenue recognition guidance since the customer deploys our software. During the quarter ended December 31, 2015, the Company completed a $1.0 million sale of a DocSite perpetual license to a single customer. The Company received no additional license revenue since the aforementioned sale, and does not expect further revenue from perpetual license sales. The software license agreement in this transaction provided the customer with a right to use the DocSite software perpetually, and did not contain any provisions for maintenance, upgrades, or software related services. Accordingly, the full value of the contract was recognized as revenue upon delivery of the license.

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
Multiple Deliverable Arrangements
For arrangements with multiple deliverables, the Company evaluates whether the individual deliverables qualify as separate units of accounting. In order to treat deliverables in a multiple deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. For deliverables that have standalone value upon delivery, each deliverable is accounted for separately and revenue is recognized for the respective deliverables as they are delivered. The Company currently has multiple element arrangements comprised of subscription fees and professional services, and given standalone values have been established, subscriptions and professional services revenue are accounted for as separate units of accounting. During the 2014 fiscal year, it was determined that certain professional services projects did not have standalone value. In those instances, the revenue is deferred and recognized over the longer of the committed term of the subscription agreement (generally one to five years) or the expected period over which the customer will receive benefit (generally five years). In subsequent fiscal years, we determined that we have standalone value for our professional services and no service revenue has been deferred.
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
Deferred Costs
Deferred costs consist of the incremental direct personnel and outside contractor costs incurred in delivering implementation and solutions deployment services that do not have standalone value. Revenue from these services, as described above, is deferred and recognized over the longer of the committed term of the subscription agreement or the expected period over which the customer will receive benefit. Therefore, the costs are recognized over the same period as the associated revenue. In the event a customer contract with deferred cost is terminated, the Company recognizes the remainder of the amount recorded in deferred cost attributable to the terminated contract.
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

3.	Inputs are unobservable inputs based on assumptions.
Concentrations of Credit Risk
As of March 31, 2017, the Federal Deposit Insurance Corporation (“FDIC”) provided insurance coverage of up to $250,000 per depositor per bank. The Company has not experienced any losses in such accounts and does not believe that the Company is exposed to significant risks from excess deposits. The Company’s cash balance in excess of FDIC limits totaled $30.2 million at March 31, 2017.
Cost of Revenue
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

The following table summarizes the allowance for doubtful accounts and changes to the allowance during the years ended March 31, 2017, 2016, and 2015 (in thousands):

Allowance for Doubtful Accounts:	Balance at Beginning of Period	Charged to Income	Accounts Charged Against the Allowance	Balance at End of Period
Year ended March 31, 2017	$39	$196	$199	$36
Year ended March 31, 2016	$70	$226	$257	$39
Year ended March 31, 2015	$164	$7	$101	$70
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
Capitalized and purchased software costs are amortized on a straight line basis over the expected useful life of the software, which is generally three years. Amortization begins when the software technology is ready for its intended use. Amortization expense for capitalized software, exclusive of impairments, was $4.3 million, $3.4 million, and $6.8 million for the years ended March 31, 2017, 2016, and 2015, respectively. Amortization expenses are included in “cost of revenue” in the financial statements.
The Company focuses its research and development on new and expanded features of the Platform and vertical-specific solutions, utilizing an agile delivery methodology for Platform enhancements. A portion of these costs related to hosted software and application services that have reached the application development stage are capitalized per the guidance set forth in ASC350-40 which requires companies to capitalize qualifying computer software costs. Capitalization of such cost begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Research and development costs incurred amounted to $14.2 million, $17.3 million, and $13.9 million for the years ended March 31, 2017, 2016, and 2015, respectively, of which $2.8 million, $4.2 million, and $3.5 million, respectively, was capitalized as internally-developed software technology.
Capitalized software costs are reviewed for impairment when events and circumstances indicate such asset may be impaired. If estimated future undiscounted cash flows are not sufficient to recover the carrying value of the capitalized research and development, an impairment charge is recorded in the amount by which the present value of future cash flows is less than the carrying value of these assets. There were no impairments noted for the years ended March 31, 2017 or 2016. Cost of revenue expense for the year ended March 31, 2015 included an impairment charge of $8.3 million related to software costs for healthcare specific projects resulting from the Company's decision in fiscal 2015 to exit the healthcare application business.
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

The Company's goodwill balance was $25.4 million as of March 31, 2017 and March 31, 2016. The Company concluded there was no impairment of goodwill during either year.

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
Stock-Based Compensation
Stock award compensation expense is recognized for awards that vest strictly based on time, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award.
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
Assumptions used subsequent to the IPO in measuring Covisint options granted, and the weighted average fair value of options granted, in fiscal 2017, 2016, and 2015 were:

	YEAR ENDED MARCH 31,
	2017	2016	2015
Expected volatility	44.23%	41.22%	46.12%
Risk-free interest rate	1.59%	1.89%	2.05%
Expected lives at date of grant (in years)	6.25	6.25	6.14
Weighted average fair value of the options granted	$0.85	$0.97	$1.89
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
Business Segments— The Company operates in a single reportable segment. Sales are heavily weighted toward United States companies.
Significant Customers – Our revenue is also concentrated with two key customers, Cisco Systems ("Cisco") and various divisions of General Motors Company (collectively, “General Motors” or “GM”). As a result of the strategic partnership with Cisco, the Company enabled Cisco to serve as the prime contractor and Covisint as the subcontractor for agreements (collectively, the “GM Contracts”), with GM which the Company historically provided directly to GM. For the twelve months ended March 31, 2017, Cisco accounted for 42% of our total revenue, of which 29% of total revenue is related to the transfer of the GM Contracts and the augmentation of Cisco’s Service Exchange Platform™ ("SXP"). Our standalone business with GM accounted for 2% of our total revenue in the twelve months ended March 31, 2017. For the twelve months ended March 31, 2016, Cisco accounted for 36% of our total revenue, of which 26% of total revenue is related to the transfer of the GM Contracts and the augmentation of Cisco’s SXP. Our standalone business with GM accounted for 6% of our total revenue in the twelve months ended March 31, 2016. For the twelve months ended March 31, 2015, Cisco accounted for 7% of our total revenue, of which 2% of total revenue is related to the transfer of the GM Contracts and the augmentation of Cisco's SXP. Our standalone business with GM accounted for 28% of our total revenue in the twelve months ended March 31, 2015.
Geographical Information— Financial information regarding geographic operations is presented in the table below (in thousands):

	YEAR ENDED MARCH 31,
	2017	2016	2015
Revenue:
United States	$60,186	$65,597	$75,919
International operations	10,057	10,427	12,615
Total	$70,243	$76,024	$88,534

	YEAR ENDED MARCH 31,
Long-lived assets:	2017	2016
United States	$40,205	$43,963
International operations	314	755
Total	$40,519	$44,718

Long-lived assets are comprised of property, plant and equipment, goodwill and capitalized software.
Recently Adopted Accounting Pronouncements

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires all deferred income taxes to be classified as noncurrent on the balance sheet. The amendments would be effective for annual periods beginning after December 15, 2016. The Company early adopted this standard prospectively as of March 31, 2016.
Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, Simplifying the Test for Goodwill Impairment, that removes Step 2 of the goodwill impairment test, which requires the assessment of fair value of individual assets and liabilities of a reporting unit to measure goodwill impairments. Goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating whether to early adopt ASU 2017-04.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, requiring all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. ASU 2016-09 will also allow a company to make a policy election to account for forfeitures as they occur, and requires cash paid by an employer when directly withholding shares for tax withholding purposes be treated as a financing activity. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and will be effective for the Company beginning in fiscal year 2018. The Company will not be changing its current accounting policy regarding forfeitures and will continue to recognize stock based compensation expense net of an estimated forfeiture rate. The Company does not believe the provisions of ASU 2016-09 will have a material impact on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases, requiring a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018. ASU 2016-02 requires entities to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. While the Company is currently evaluating the effect that the provisions of ASU 2016-02 will have on its consolidated financial statements and related disclosures, the Company expects the primary impact to our consolidated financial position upon adoption will be the recognition, on a discounted basis, of the minimum commitments under noncancelable operating leases on the consolidated balance sheets resulting in the recording of right to use assets and lease obligations. The current minimum commitments under noncancelable operating leases are disclosed in Footnote 2.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and a subsequent amendment to the standard in March 2016 with ASU 2016-08, a new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that revenue should be recognized as goods or services are transferred to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the delay, this ASU will now be effective for annual and interim periods beginning on or after December 15, 2017, with early adoption permitted. Therefore, ASU 2014-09 will become effective for the Company beginning in fiscal year 2019, as the Company does not plan to early adopt. The Company expects to adopt the provisions of the ASU using a modified retrospective approach. The Company continues to assess the overall impact the adoption of ASU 2014-09 will have on its consolidated financial statements and related disclosures.

2.     PROPERTY AND EQUIPMENT

Property and equipment, summarized by major classification, is as follows (in thousands):

	MARCH 31,
	2017	2016
Computer equipment and software	$19,079	$18,923
Furniture and fixtures	827	821
Leasehold improvements	2,822	2,855
	$22,728	$22,599
Less accumulated depreciation and amortization	(17,625)	(14,752)
Net property and equipment	$5,103	$7,847

Depreciation of property and equipment totaled $2.9 million, $3.4 million and $2.7 million for the years ended March 31, 2017, 2016, and 2015, respectively.

Operating Leases

The Company conducts its business in leased facilities which based on the lease terms are considered to be operating leases. The following table outlines the Company’s future minimum contractual lease obligations under the lease agreements as of March 31, 2017 (presented in thousands):

	Year Ending March 31,
	Total	2018	2019	2020	2021	2022	Thereafter
Leases	$7,678	$1,151	$1,181	$1,212	$660	$649	$2,825

3.        GOODWILL, CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS

The Company's goodwill balance was $25.4 million as of March 31, 2017 and March 31, 2016.

The components of the Company’s intangible assets are as follows (in thousands):

	MARCH 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks(1)	$358		$358
Amortizing intangible assets:
Capitalized software(2)	$41,397	($31,724)	$9,673
Customer relationship agreements	2,585	(2,585)	—
Trademarks	80	(80)	—
Total amortizing intangible assets	$44,062	($34,389)	$9,673

	MARCH 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks(1)	$358		$358
Amortizing intangible assets:
Capitalized software(2)	$38,578	($27,450)	$11,128
Customer relationship agreements	2,585	(2,585)	—
Trademarks	80	(80)	—
Total amortizing intangible assets	$41,243	($30,115)	$11,128
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

Based on the current competitive environment and rapidly changing landscape for cloud based platform software, effective April 1, 2016, the Company changed its estimate of the useful life of capitalized software from five years to three years. This change in useful life has been accounted for as a change in accounting estimate and will be applied to all new capitalized software. Remaining carrying amounts of capitalized software intangible assets will be amortized prospectively over a maximum of three years, or the remaining useful lives if less than three years. The change in estimated useful life reduced net loss by $0.4 million, or less than $0.01 per share, as reported in the Consolidated Statements of Comprehensive Loss for the year ended March 31, 2017.
Amortization of intangible assets, exclusive of impairments, was $4.3 million, $3.4 million, and $7.2 million for the years ended March 31, 2017, 2016, and 2015, respectively. Estimated future amortization, based on recorded intangible assets at March 31, 2017, is expected to be as follows (in thousands):

	AT MARCH 31, 2017 FOR THE YEAR ENDING MARCH 31,
	2018	2019	2020	2021	2022
Capitalized software	$4,848	$3,551	$1,274	$—	$—
Impairment Evaluation
The Company evaluated its goodwill and other indefinite-lived intangible assets for impairments as of March 31, 2017 and 2016. There were no impairments noted for the years ended March 31, 2017 or 2016.

4.        LOSS PER COMMON SHARE
Basic earnings per common share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potentially dilutive equivalent shares outstanding using the treasury method.
EPS data were computed as follows (in thousands, except for per share data):

	YEAR ENDED MARCH 31,
	2017	2016	2015
Basic loss per share:
Numerator: Net loss	($12,726)	($14,894)	($38,562)
Denominator:
Weighted-average common shares outstanding	40,719	39,658	38,217
Basic loss per share	($0.31)	($0.38)	($1.01)

Diluted loss per share:
Numerator: Net loss	($12,726)	($14,894)	($38,562)
Denominator:
Weighted-average common shares outstanding	40,719	39,658	38,217
Dilutive effect of stock awards	—	—	—
Total shares	40,719	39,658	38,217
Diluted loss per share	($0.31)	($0.38)	($1.01)
Stock awards to purchase approximately 3,402,000, 4,131,000, and 4,774,000 shares for the years ended March 31, 2017, 2016, and 2015, respectively, were excluded from the diluted EPS calculation because they were anti-dilutive.

5.     INCOME TAXES
Until the January 2013 Contribution, the Covisint business was operated as a division of Compuware. As a member of the Compuware Consolidated Group, the Company’s operations were included in the Consolidated Group for tax periods or portions thereof commencing after the January 2013 Contribution. Following the October 2014 Distribution, Covisint became its own separate group for tax purposes, and began filing separate standalone tax returns.
Prior to the October 2014 Distribution, taxable income and/or loss generated by the Company was included in the consolidated, combined, or unitary income tax returns of Compuware. Income taxes prior to the October 2014 Distribution in the accompanying financial statements have been allocated as if the Covisint business were held in a separate corporation which filed separate income tax returns. The Company believes these assumptions underlying its allocation of income taxes on a separate return basis were reasonable. However, the amounts allocated for income taxes prior to the October 2014 Distribution in the accompanying financial statements are not necessarily indicative of the actual amount of income taxes that would have been recorded had Covisint been a separate standalone tax paying entity. Following the October 2014 Distribution the Company began filing its own tax returns separate from Compuware.
We are subject to taxation in the United States and various states and foreign jurisdictions. As of March 31, 2017, all tax years presented are subject to examination by the tax authorities.
Income tax provision

(Loss) before income tax provision includes the following (in thousands):

	YEAR ENDED MARCH 31,
	2017	2016	2015
(Loss) before income tax provision:
U.S.	($13,144)	($15,289)	($38,586)
Foreign	487	584	136
Total (loss) before income tax provision	($12,657)	($14,705)	($38,450)

	YEAR ENDED MARCH 31,
	2017	2016	2015
Income tax provision:
Current:
U.S. Federal	$—	$—	$—
Foreign	64	64	17
U.S. State	—	—	—
Total current tax provision	$64	$64	$17

Deferred:
U.S. Federal	$—	$—	$—
Foreign	5	125	95
U.S. State	—	—	—
Total deferred tax provision	$5	$125	$95

Total income tax provision	$69	$189	$112

The Company’s income tax provision differed from the amount computed on pre-tax income at the U.S. federal income tax rate of 35 percent for the following reasons (in thousands):

	YEAR ENDED MARCH 31,
	2017	2016	2015
Federal income tax at statutory rates	($4,430)	($5,147)	($13,458)
Increase (decrease) in taxes:
State income taxes, net	(481)	(559)	(1,675)
Foreign tax rate differential	(44)	(45)	(24)
U.S. Taxes relating to foreign operations	135	100	102
Tax credits	—	(400)	—
Valuation allowance (1)	4,024	2,223	12,958
Share based compensation	915	3,680	2,303
Non-deductible expenses, net	18	72	72
Other, net	(68)	265	(166)
Income tax provision	$69	$189	$112

(1)
Prior to the October 2014 Distribution, the valuation allowance represented operating losses and tax credits generated by the Company that were not benefited. These losses and credits are not included in the tabular presentation of deferred tax assets as they have been utilized by Compuware and will not provide future economic benefits to Covisint.

Deferred tax assets and liabilities
Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2017	2016
Deferred tax assets:
Deferred revenue	$1,331	$1,650
Intangible assets	1,105	1,975
Fixed assets	183	233
Accrued expenses	748	923
Stock-based compensation	2,306	2,684
Net operating loss and other tax credit carryforwards	18,955	14,586
Other	172	171
Total deferred tax assets before valuation allowance	24,800	22,222
Less: valuation allowance	20,617	16,303
Net deferred tax assets	$4,183	$5,919

Deferred tax liabilities:
Capitalized research and development costs	3,985	4,957
Fixed Assets	—	—
Other	353	1,144
Total deferred tax liabilities	4,338	6,101

Net deferred tax (liabilities)	($155)	($182)

Long-term deferred tax assets	172	171
Long-term deferred tax liabilities	(327)	(353)
Net deferred tax liabilities	($155)	($182)
The Company does not permanently reinvest any earnings in its foreign subsidiaries, and recognizes all deferred tax liabilities that arise from outside basis differences in its investments in subsidiaries.

ASC 740, Income Taxes, provides for the recognition of deferred tax assets only when realization is more likely than not. In assessing the valuation allowance, the Company considers all available positive and negative evidence, including historical financial results and forecasted financial results. As a result of the Company’s analysis, it has been determined that it is more likely than not the Company will not realize the benefits of its deferred tax assets in the U.S., and the Company has recorded a full valuation allowance thus reducing the carrying value of the above deferred tax assets. The deferred tax asset “Net operating loss and other tax credit carryforwards” represents only those amounts that have been generated by Covisint following the October 2014 Distribution and are not available to be included in the taxable results of Compuware. The valuation allowance increased by $4.3 million during the year ended March 31, 2017, primarily attributable to an increase in net deferred tax assets related to current period net operating losses.
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
At March 31, 2017, the Company had deferred tax assets from NOL’s and tax credit carryforwards for income tax purposes of $19.0 million which expire in the tax years as follows (in thousands):

	March 31, 2017
	Balance	Expiration
U.S. federal net operating losses	$16,112	2035-2037
U.S. federal tax credit carryforwards	241	2035-2037
U.S. state net operating losses	2,597	2018-2037
U.S. state tax credit carryforwards	5	2028-2029
Total	$18,955
Uncertain tax positions
The following is a tabular reconciliation of the total amounts of gross unrecognized tax benefits (“UTBs”) for the years ended March 31, 2017, 2016 and 2015 (in thousands):

	March 31,
	2017	2016	2015
Gross unrecognized tax benefit for beginning of period	$—	$—	$354
Gross increases to tax positions for prior periods	—	—	—
Gross decreases to tax positions for prior periods	—	—	(354)
Gross increases to tax positions for current period	—	—	—
Settlements	—	—	—
Gross unrecognized tax benefit for period ended	$—	$—	$—
There are no gross UTBs as of March 31, 2017, 2016 and 2015, respectively, all of which, net of federal benefit, would favorably affect the Company’s effective tax rate if recognized in future periods.
The Company recognizes interest and penalties related to UTBs within the income tax expense line in the accompanying consolidated statement of operations. As of March 31, 2017, no interest and penalties were accrued.

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
The amount of taxes paid by the Company was determined, subject to certain adjustments, as if the Company and each of its subsidiaries included in such Consolidated Group or Combined Group filed the Company’s own consolidated, combined, unitary or separate tax return. Each member of a consolidated group during any part of a consolidated return year is severally liable for tax on the consolidated return of such year and for any subsequently determined deficiency thereon. Similarly, in some jurisdictions, each member of a consolidated, combined or unitary group for state, local or foreign tax purposes is jointly and severally liable for the state, local or foreign tax liability of each other member of the consolidated, combined or unitary group. Accordingly, for any period in which it is included in the Consolidated Group or any Combined Group, the Company could be liable in the event that any income or other tax liability was incurred, but not discharged, by any other member of any such group even if the Company is no longer a member of such Consolidated Group or Combined Group. Compuware has paid, through a reduction in the amount due to Compuware, $0.0 million, $0.0 million, and $7.2 million for tax loss and credit benefits provided by the Company to the Consolidated Group for the years ended March 31, 2017, 2016, and 2015, respectively.
Covisint was a member of the Consolidated Group only until the October 2014 Distribution. Following the October 2014 Distribution, the tax sharing agreement benefits provided to the Company ceased.
Cash paid for income taxes
Cash paid by the Company for income taxes was $82,000 and $50,000 for the years ended March 31, 2017 and 2016, respectively.

6.        COMMITMENTS AND CONTINGENCIES
Contractual Obligations

The Company conducts its business in various leased facilities which, based on the lease terms, are considered to be operating leases.  Please refer to Footnote 2 - Property and Equipment for the Company’s minimum contractual lease obligations under the lease agreements as of March 31, 2017.
Unconditional Purchase Obligations
In March 2017, the Company entered into an agreement with a third party provider of certain information technology subcontractor labor services for a period of three years. The agreement was executed as part of an initiative to consolidate the number of subcontracted labor vendors utilized by the Company. The agreement provides that the Company will pay $10.0 million for labor services provided to the Company and its customers during each of the upcoming three fiscal years ending March 31, 2018, 2019, and 2020.
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

7.        BENEFIT PLANS
Retirement Savings Plan
Effective April 8, 2014, the Company effectively transitioned all Covisint employees from the Compuware 401(k) program to a newly established Covisint 401(k) program. All balances were transferred to the new plan. Under the new plan, the Company matches 33 percent of employees’ 401(k) contributions up to 2 percent of eligible earnings. Matching contributions vest 100 percent when an employee reaches one year of service. The Company expensed $0.4 million, $0.4 million, and $0.5 million for the years ended March 31, 2017, 2016, and 2015, respectively, for our matching contributions to the plan.
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
As of March 31, 2017, there were 2.5 million stock options outstanding and 1.0 million RSUs outstanding from the 2009 Covisint LTIP. No options issued subsequent to the IPO contain a performance condition. Options granted subsequent to the IPO vest 25% one year from the date the requisite service period begins, and are fully vested after four years. Participants of the 2009 Covisint LTIP exercised 0.14 million and 1.26 million options for the years ended March 31, 2017 and 2016, respectively.
Covisint Stock Option Activity
All options were originally granted at estimated fair market value for those granted prior to IPO, and at fair market value for those granted post IPO. Options expire ten years from the date of grant unless expiration has been otherwise accelerated in accordance with a termination and/or separation agreement.
A summary of option activity under the Company’s stock-based compensation plans as of March 31, 2017, and changes during the year then ended is presented below (shares and intrinsic value in thousands):

	YEAR ENDED MARCH 31, 2017
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of April 1, 2016	2,943	$4.52
Granted	355	$1.91
Exercised	(138)	$1.73
Forfeited / Canceled	(646)	$4.78
Options outstanding as of March 31, 2017	2,514	$4.23	7.41	$65
Options vested and expected to vest, net of estimated forfeitures, as of March 31, 2017	2,416	$4.31	7.36	$57
Options exercisable as of March 31, 2017	1,425	$5.19	6.86	$1
Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised was $0.1 million, $0.8 million and $2.5 million for the years ended March 31, 2017, 2016, and 2015, respectively. The weighted-average grant date fair value per share of options granted was $0.85, $0.97, and $1.89 for the years ended March 31, 2017, 2016, and 2015, respectively.

Covisint Restricted Stock Unit Activity
A summary of RSUs activity as of March 31, 2017, and changes during the year then ended is presented below (shares and intrinsic value in thousands):

	YEAR ENDED MARCH 31, 2017
	Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
RSUs outstanding and non-vested at April 1, 2016	298	$3.50
Granted	893	$2.26
Released	(237)	$3.16
Forfeited	—	$—
RSUs outstanding and non-vested at March 31, 2017	954	$2.42	$1,956
Aggregate intrinsic value is calculated as the market value at the end of the period. The weighted-average grant date fair value per share of restricted stock units granted was $2.26, $2.57, and $3.91 for the years ended March 31, 2017, 2016, and 2015, respectively. The total fair value of restricted stock units vested was $0.5 million for the year ended March 31, 2017.
Under the 2009 Covisint LTIP, a participant may utilize shares of vesting RSU awards to satisfy the withholding tax requirements. For the year ended March 31, 2016, approximately 19,000 shares were exchanged and used for the payment of withholding taxes, whereas no shares were exchanged and used for the payment of withholding taxes for the year ended March 31, 2017.
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
The total intrinsic value of the Compuware options exercised was $0.6 million for the year ended March 31, 2015. The total fair value of Compuware restricted stock units vested was $1.5 million for the year ended March 31, 2015.
Stock Awards Compensation
For the years ended March 31, 2017, 2016, and 2015, net stock awards compensation expense was recorded as follows (in thousands):

	YEAR ENDED MARCH 31,
	2017	2016	2015
Stock awards compensation classified as:
Cost of revenue	$53	$71	$613
Research and development	37	78	175
Sales and marketing	296	502	1,570
General and administrative	1,513	2,166	3,874
Total stock awards compensation expense before income taxes	$1,899	$2,817	$6,232

As of March 31, 2017, total unrecognized compensation cost of $2.6 million, net of estimated forfeitures, related to nonvested equity awards granted is expected to be recognized over a weighted-average period of approximately 2.3 years. The following table summarizes the Company’s estimated future recognition of its unrecognized compensation cost related to stock awards as of March 31, 2017 (in thousands).

	YEAR ENDING MARCH 31,
Covisint Stock-Based Compensation Plan:	Total	2018	2019	2020	2021
Stock Based Compensation	$2,555	$1,244	$649	$480	$182

8.        RELATED PARTY TRANSACTIONS
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
On October 31, 2014, Covisint ceased being a subsidiary of Compuware Corporation as a result of October 2014 Distribution.

9.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Quarterly financial information for the years ended March 31, 2017 and 2016 was as follows (in thousands, except for per share data):

	Fiscal 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$17,445	$17,170	$16,646	$18,982	$70,243
Gross profit	9,225	8,297	8,146	11,296	36,964
Operating income (loss)	(4,969)	(4,905)	(4,373)	1,529	(12,718)
Pre-tax income (loss)	(4,953)	(4,888)	(4,360)	1,544	(12,657)
Net income (loss)	(5,003)	(4,912)	(4,400)	1,589	(12,726)
Basic earnings (loss) per share (1)	(0.12)	(0.12)	(0.11)	0.04	(0.31)
Diluted earnings (loss) per share (1)	(0.12)	(0.12)	(0.11)	0.04	(0.31)
_________________________________________________________________________________________

(1)	Full year basic and diluted loss per share may not agree to the sum of the four quarters because each quarter is a separate calculation.

	Fiscal 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$18,482	$18,393	$19,162	$19,987	$76,024
Gross profit	8,705	9,924	10,340	12,102	41,071
Operating loss	(6,521)	(4,116)	(4,023)	(22)	(14,682)
Pre-tax loss	(6,519)	(4,149)	(4,020)	(17)	(14,705)
Net loss	(6,586)	(4,126)	(4,072)	(110)	(14,894)
Basic loss per share (1)	(0.17)	(0.10)	(0.10)	—	(0.38)
Diluted loss per share (1)	(0.17)	(0.10)	(0.10)	—	(0.38)
_________________________________________________________________________________________

(1)	Full year basic and diluted loss per share may not agree to the sum of the four quarters because each quarter is a separate calculation.

10.        SUBSEQUENT EVENTS

On June 5, 2017, the Company entered into a definitive merger agreement with Open Text Corporation (OTEX) pursuant to which OTEX will acquire the Company for approximately $100 million in cash. Under the terms of the agreement, each share of the Company’s common stock (other than shares owned by the Company, its subsidiaries, OTEX or its subsidiaries) will be converted into the right to receive $2.45 per share in cash. The transaction has been approved by the board of directors of both the Company and OTEX, and is now subject to shareholder approval and other customary closing conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

Not Applicable.
ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e), promulgated under the Exchange Act, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their objectives. Based upon the evaluation of our disclosure controls and procedures as of March 31, 2017 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2017 based on the framework described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2017.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Southfield, State of Michigan, on June 5, 2017.

COVISINT CORPORATION

Date:	June 5, 2017	By: /s/ Samuel M. Inman, III
Samuel M. Inman, III
Chief Executive Officer
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Samuel M. Inman, III	President and Chief Executive	June 5, 2017
Samuel M. Inman, III	Officer and Director (Principal Executive Officer)

/s/ Enrico Digirolamo	Chief Financial Officer	June 5, 2017
Enrico Digirolamo	(Principal Financial Officer and Principal Accounting Officer)

/s/ Bernard M. Goldsmith	Director	June 5, 2017
Bernard M. Goldsmith

/s/ William O. Grabe	Director	June 5, 2017
William O. Grabe

/s/ Lawrence David Hansen	Director	June 5, 2017
Lawrence David Hansen

/s/ Andreas Mai	Director	June 5, 2017
Andreas Mai

/s/ John F. Smith	Director	June 5, 2017
John F. Smith

/s/ Jonathan Yaron	Director	June 5, 2017
Jonathan Yaron

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws, dated December 14, 2016 (2)
10.1	Second Amended and Restated Master Separation Agreement (3)
10.2	Termination of Intercompany Agreements (3)
10.3	Second Amended and Restated Tax Sharing Agreement (3)
10.4	Contribution Agreement (1)
*10.5	2009 Long Term Incentive Plan (1)
*10.6	First Amendment to 2009 Long-Term Incentive Plan (4)
*10.7	Second Amendment to 2009 Long-Term Incentive Plan (5)
*10.8	Form of Option Agreement (1)
*10.8	Amendment No. 1 to Option Agreement (1)
*10.10	Corporate Short-Term Incentive Plan (6)
*10.11	Severance Agreement between Covisint Corporation and Samuel M. Inman, III (7)
*10.12	Stock Option Agreement between Covisint Corporation and Samuel M. Inman, III (7)
*10.13	Restricted Stock Unit Award Agreement between Covisint Corporation and Samuel M. Inman, III (7)
*10.14	Director Compensation (8)
*10.15	Form Restricted Stock Unit Award Agreement for Directors (8)
*10.16	Form Severance Agreement (9)
10.17	Lease - Travelers Tower II, Southfield, Michigan, dated December 18, 2014 (8)
10.18	Standard Multi-Tenant Office Lease, San Francisco, dated February 19, 2015(6)
†10.19	Software License and Hosting Services Agreement dated November 19, 2013 by and between Covisint Corporation and Cisco Systems, Inc. (10)
†10.20	Amendment No. 1 to Software License and Hosting Services Agreement dated December 1, 2014 by and between Covisint Corporation and Cisco Systems, Inc. (10)
†10.21	Statement of Work dated October 1, 2014 by and between Covisint Corporation and Cisco Systems, Inc. (10)
†10.22	Statement of Work dated January 1, 2015 by and between Covisint Corporation and Cisco Systems, Inc. (10)
†10.23	Statement of Work dated February 1, 2015 by and between Covisint Corporation and Cisco Systems, Inc. (10)
†10.24	Statement of Work dated September 29, 2015 by and between Covisint Corporation and Cisco Systems, Inc. (10)
†10.25	Statement of Work dated September 30, 2015 by and between Covisint Corporation and Cisco Systems,Inc. (10)
†10.26	Statement of Work dated November 5, 2015 by and between Covisint Corporation and Cisco Systems, Inc. (10)
*10.27	Letter Agreement with Enrico Digirolamo regarding Retention Bonus dated August 25, 2016 (11)
10.28	Cooperation Agreement between Covisint Corporation and Dialectic Capital Partners, et. al. dated August 25, 2016 (12)
21.1	Subsidiaries (1)
#23.1	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP
#23.2	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP
#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act
#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act
+32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*A management contract or compensatory plan or arrangement.
# Filed herewith
+ Furnished herewith
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
(9) Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016.
(10) Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015.
(11) Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on August 31, 2016.
(12) Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on August 25, 2016.