Form 10-K/A
period 2017-03-31
Covisint Corp
filed 2017-07-25
CIK 1563699

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).             Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                  Yes ☐ No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Covisint Corporation
Form 10-K/A

PART III

EXPLANATORY NOTE

On June 5, 2017, Covisint Corporation (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended March 31, 2017 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission ("SEC") within 120 days after the end of the fiscal year. The Company does not anticipate that its definitive proxy statement involving the election of directors will be filed before July 29, 2017 (i.e., within 120 days after the end of the Company’s 2017 fiscal year). Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the Securities and Exchange Commission on June 5, 2017 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information relating to our executive officers, please see “Executive Officers of the Registrant” in Part I.

Directors. The information provided below is biographical information about each of our directors, including other public company board memberships. Age and other information in each director’s biography are as of June 5, 2017. Directors hold office until the next annual meeting of shareholders and until his or her successor is elected and qualified.

Bernard M. Goldsmith

Mr. Goldsmith, 73, has served as a director of Covisint since November 2012. Mr. Goldsmith is a general partner of Updata Partners, a private equity firm he co-founded in 1998 that invests in software, internet, and business services companies. Mr. Goldsmith has spent more than 35 years in the information technology industry, as a founder, senior executive, investor, and advisor to leading software and IT services companies. He is an “audit committee financial expert,” as defined by the rules and regulations of the SEC. In 1968, Mr. Goldsmith founded CGA Computer, Inc. (“CGA”), which went public in 1969, and later was taken private with General Atlantic Partners in 1984 through a leveraged buyout. In 1986, CGA’s divisions were sold to Computer Associates and CapGemini, after which Mr. Goldsmith co-founded Updata Software and Sablesoft, both of which were acquired by Online Software and Platinum Technologies, respectively. Mr. Goldsmith has previously served on the boards of directors of several publicly traded companies including: Goal Systems, Compuware (NASDAQ: CPWR), Alphanet, Astea (NASDAQ: ATEA), and Frontstep. He received his Bachelor of Arts degree from Rutgers University. Mr. Goldsmith’s financial expertise, his significant experience in the information technology industry and his strong background in founding, leading, and growing technology companies, as well as his experience in strategic mergers and acquisitions provides our Board of Directors with valuable insight and leadership.

William O. Grabe

Mr. Grabe, 79, has served as a director of Covisint since November 2012. Mr. Grabe possesses broad experience in financial and technology companies. Mr. Grabe is an Advisory Director of General Atlantic LLC, a private equity firm that provides capital for global growth companies, and has been affiliated with General Atlantic LLC and its predecessors since April 1992. Prior to his role at General Atlantic, Mr. Grabe held many executive positions at IBM. Mr. Grabe is currently the lead director of Lenovo Group Limited (SEHK: 0992) (and a member of its Compensation Committee), Gartner, Inc. (NYSE: IT) (Chairing its Governance Committee) and Quality Technology Services (NYSE: QTS) (Chairing its Compensation Committee) and previously served on the boards of directors of many global companies based in Europe and Asia. Mr. Grabe also serves on the boards of directors of several private companies and not-for-profits including the UCLA Anderson School of Management, The Nature Conservancy in Florida, The Santa Lucia Preserve and the Grand Canyon Trust. Mr. Grabe earned his Bachelor of Science degree from New York University and his Master of Business Administration degree from the UCLA Graduate School of Business. Mr. Grabe’s broad experience as a director of a number of public companies, along with his long career as a private equity investor and former manager at IBM allow him to bring a unique and valuable perspective to our Board of Directors.

Lawrence David Hansen

Mr. Hansen, 52, has been a director of Covisint since January 2014. Mr. Hansen has been an Operating Executive for Marlin Operations Group, Inc. since September 2015. From July 2014 to July 2015, Mr. Hansen was Vice President and General Manager at Dell, Inc. From December 2012 to June 2014, Mr. Hansen was President and CEO of SafeNet, Inc., a leading provider of data centric security solutions. From February 2012 to December 2012, Mr. Hansen was Vice President and General Manager of BMC Software, Inc., which acquired Numara Software, Inc. where Mr. Hansen was President and CEO from August 2011 to February 2012. During the preceding 10 years, he was employed in various roles at CA Technologies, Inc., including General Manager, Enterprise Solutions and Cloud Products, General Manager Management Products and Solutions, Corporate Senior Vice President and General Manager of Security Management Products. Mr. Hansen’s significant knowledge of all aspects of the cloud computing industry ranging from security to sales provides our Board of Directors with valuable insight and experience.

Samuel M. Inman, III

Mr. Inman, 66, has served as a director of Covisint since January 2014 and served as Chairman of the Board from November 2014 to October 2016. He served as Interim President and Chief Executive Officer of Covisint from March 2014 through May 22, 2014, when he became the permanent President and Chief Executive Officer of Covisint. From April 2011 to May 22, 2014, Mr. Inman served as an independent consultant providing advice to the management and boards of directors of technology companies. From April 2008 through April 2011, Mr. Inman was President and CEO of Comarco Wireless Technologies, Inc. a technology company with extensive intellectual property for power adapter products. Mr. Inman has extensive experience in the management of technology companies including being CEO of Viking Components, Inc. and Centura Software Corporation. Mr. Inman has been a director of Comarco Wireless Technologies, Inc. (CMRO); Centura Software Corporation (CNTR); and Objectshare, Inc. (OBJS). Mr. Inman’s industry perspective, broad leadership experience, and his ability to manage technology companies for success provide an important skill set to our Board of Directors.

Andreas Mai

Mr. Mai, 52, has served as a director of Covisint since August 2016. Mr. Mai currently serves as Executive Vice President Market Development, Digital and Innovation at Keolis North America, Inc., a multinational company headquartered in France that delivers sustainable transportation solutions to public agencies and communities, a position started in April 2017. Before joining Keolis, Mr. Mai founded the technology startup ecomo.world LLC, which he continues to run. Until September 2016, he served as Director of Smart Connected Vehicles at Cisco Systems, Inc. (“Cisco”), a multinational corporation technology company that designs, manufactures and sells networking equipment worldwide, a position he held since March 2014.  Mr. Mai joined Cisco in 2008 as Director, Automotive North America, of its Internet Business Solutions Group.  In 2012, he moved into a business unit at Cisco, serving as Director, Product Management and Marketing, of Smart Connected Vehicles until commencing his current role at Cisco.  From 2015 to 2016, Mr. Mai served as a member of the Board of Directors of Octo Telematics, a provider of telematics solutions for insurance companies, car rental and fleet management companies, motor manufacturers, and governmental authorities in Italy and internationally.  He has also served as a Board Observer at Cohda Wireless, a specialist in wireless communication for automotive safety applications, from 2013 to 2016.  From 2005 to 2008, Mr. Mai served as a Principal at PRTM Management Consultants (now PWC), a provider of management consulting services specializing in providing operational strategy, product and service innovation, supply chain innovation, customer experience management innovation, enterprise co-creation consulting, and performance measurement services.  From 1996 to 2004, he served in various roles at Roland Berger Strategy Consultants, a global strategy consulting firm headquartered in Munich, including as Senior Project Manager of Automotive & Engineered Products, Project Manager of Engineered Products/ Corporate Restructuring, and Senior Consultant of Engineered Products.  From 2013 to 2016, Mr. Mai has served on the boards of the Connected Vehicle Trade Association, a non-profit business league established to facilitate the interaction and advance the interests, of the entities involved in the vehicle communication environment, and the Connected Car Council, a group of professionals with proven accomplishments in their respective disciplines as they relate to the connected car, since 2014.  He has also represented Cisco on the automotive task force of the World Economic Forum from 2014 to 2016.  Mr. Mai graduated with an M.S. (Diplom-Kaufmann) from the universities of Osnabrück, Germany, ESTE Universidad de Deusto, Spain and Buckinghamshire New University, United Kingdom.  The Company believes that Mr. Mai’s significant expertise in business and technology for automotive and insurance companies, service providers, and governments, together with his extensive managerial and board experience enable him to provide the Board with valuable insight.

John F. Smith

Mr. Smith, 66, has served as a director of Covisint since August 2016 and as chairman of the board since October 2016. Mr. Smith has been a principal of Eagle Advisors LLC, a consulting firm in Metamora, Michigan that specializes in strategy development and performance improvement since January 2011. Mr. Smith currently serves on the boards of American Axle & Manufacturing Holdings, Inc. (NYSE: AAM), and CEVA Holdings LLC, a provider of freight management and contract logistics solutions. Mr. Smith also serves as an advisor to VNG.CO, a developer of compressed natural gas refueling stations, Enginetics LLC, a fuel injection technology startup, and Arnold Magnetics, a provider of engineered magnetic products for automotive, aerospace and military applications. He served on the Board of Directors of Smith Electric Vehicles Corp. from June 2012 to December 2013, and on the Board of Plasan Carbon Composites from December 2013 to December 2014. Upon his retirement from General Motors in December 2010, Mr. Smith was Group Vice President of Corporate Planning and Alliances. During his 42-year career, he served as the company's first global product planning leader, presided over the turnarounds of Cadillac Motor Car Division and Allison Transmission, and was responsible for GM's international planning team based in Zurich, Switzerland. Mr. Smith is a member of the National Advisory Board of Boy Scouts of America, and Treasurer, Jeremie Haiti Project, a 501(c)(3) involved in ongoing relief work in Haiti.  Mr. Smith's extensive experience in the automotive industry, manufacturing, finance, business development, international operations, sales and marketing, product development and mergers and acquisitions is aligned with Covisint’s key business objectives, including growth of the Company’s global business in the automotive industry.

Jonathan Yaron

Mr. Yaron has served as a director of Covisint since August 2016. Mr. Yaron currently serves as Chief Executive Officer and Chairman of Accellion, Inc., an industry leader in providing private cloud solutions for secure access and sharing of enterprise information across devices, a position he has held since January 2017. From June 2016 to January 2017, Mr. Yaron was executive Chairman of Accellion, Inc.  Since 2007, Mr. Yaron has been President and Chief Executive Officer of JY Investments, a company that provides investment and consulting services to private companies and private equity firms.  From 1997 through 2013, Mr. Yaron was Chairman and Chief Executive Officer of Enigma Information Retrieval Systems, Inc., a software company, he co-founded in 1992 that developed and sells software that assists in the maintenance of databases containing large stores of technical components including heavy industrial equipment, aircraft spare parts and components, mechanical equipment and the like.  Enigma Information Retrieval Systems, Inc. was sold to PTC, Inc. in 2013.  Mr. Yaron’s significant knowledge of all aspects of the enterprise software industry, ranging from cloud computing to management provides our Board of Directors with valuable insight and experience.

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

Information About our Audit Committee

The Board of Directors has a separately designated standing Audit Committee. The members of the Audit Committee are Bernard M. Goldsmith, L. David Hansen and Jonathan Yaron. The Board of Directors has determined that Mr. Goldsmith is a “financial expert” under the regulations promulgated by the SEC. The Board of Directors has also determined that each of the directors serving on our Audit Committee is “independent” within the meaning of the applicable rules of the SEC and the NASDAQ Listing Rules.

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

To our knowledge, based solely on our review of the copies of such reports furnished to us during or with respect to fiscal 2017, or written representations that no Form 5 was required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater-than-10% beneficial owners were timely met during fiscal 2017, except a Form 4 filed by Mr. Inman on July 8, 2016 for a transaction dated July 1, 2016.

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

ITEM 11. EXECUTIVE COMPENSATION
Named Executive Officers
For fiscal year 2017, our Named Executive Officers were Samuel M. Inman, III, our Chief Executive Officer, Enrico Digirolamo, our Chief Financial Officer, and Steven R. Asam, our SVP of Delivery, Operations and Engineering. We refer to these individuals collectively as our “Named Executive Officers” or “NEOs.”
SUMMARY COMPENSATION TABLE
Except as noted below, the following table sets forth information concerning the annual and long-term compensation awarded to, earned by or paid to the Named Executive Officers for the fiscal years ended March 31, 2017 and 2016, respectively.

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(2)	($)	($)		($)

Samuel M. Inman, III	2017	480,000	—	440,000	—	—	101,488	(3)	1,021,488
President and Chief Executive Officer	2016	485,538	—	—	—	—	118,585	(3)	604,123

Enrico Digirolamo	2017	300,000	—	—	62,328	—	8,863	(4)	371,191
Chief Financial Officer	2016	300,000	—	—	—	—	8,665	(4)	308,665

Steven R. Asam	2017	280,000	—	239,000	66,483	—	5,542	(5)	591,025
SVP Delivery, Operations and Engineering	2016	280,000	—	—	—	—	5,304	(5)	285,304

(1)
Except as noted below, represents the award date fair value associated with restricted stock units, or RSUs, awarded in the respective fiscal years, calculated in accordance with ASC 718-10 “Share Based Payment,” excluding any forfeiture adjustments. The assumptions we used to calculate these amounts are discussed in Note 1 of our consolidated financial statements included in this report.

(2)
Represents the grant date fair value associated with stock options awarded in the respective fiscal years, calculated in accordance with ASC 718-10 “Share Based Payment,” excluding any forfeiture adjustments. These amounts do not necessarily represent the amount of the benefit, if any, that the option holder may realize from the exercise of stock options. The assumptions we used to calculate these amounts are discussed in Note 1 of our consolidated financial statements included in this report.

(3)
Mr. Inman’s All Other Compensation consists of amounts paid, or estimated to be paid for fiscal 2016 and 2017, by the Company (a) for the value of term life insurance premiums paid; (b) for commuting to southeastern Michigan, including expenses for flights, food, and incidentals; (c) value of a company paid apartment; and (d) reimbursement for tax due as a result of the compensation.

(4)	Consists of the amounts paid by the Company for the value of term life insurance premiums paid and for its matching contributions to its 401(k).

(5)	Consists of the amounts paid by the Company for the value of term life insurance premiums paid and for its matching contributions to its 401(k) and company contributions to Health Savings Accounts.
Narrative Discussion of Summary Compensation Table
Employment Agreements
We have not entered into any employment agreements with any of our Named Executive Officers other than standard at-will agreements applicable to all of our employees, severance agreements to address potential changes in control of the Company, and Severance Agreements for Messrs. Inman and Digirolamo. See “Payments upon a Potential Termination of Employment or Change in Control” below.
Executive Incentive Program
Annual and long-term incentive opportunities are provided under Covisint’s Executive Incentive Program, or “EIP.” For fiscal 2017, the EIP was comprised of an annual cash incentive award and a long-term equity award.
Covisint’s Compensation Committee, in consultation with Covisint’s CEO, approved performance criteria and goals for measuring corporate performance for use with respect to the annual cash incentive award portion of the EIP.

The fiscal year 2017 annual cash incentive award for Covisint’s executive officers focused on the performance of Covisint, specifically on company subscription revenue (“Subscription Revenue”) and annualized subscription revenue (“ASR”). The Compensation Committee of the Board of Directors determined that the long-term incentive award portion of the EIP would be a discretionary grant of Covisint non-qualified stock options, without regard to specific performance measures.
Annual Cash Incentive Awards under the EIP
Covisint’s Board of Directors approved the fiscal 2017 EIP for the Annual Incentive Award for executive management to be measured according to Subscription Revenue and ASR, defined as follows:

•	Subscription Revenue—defined as Covisint’s subscription based revenue during the fiscal year in conformity with U.S. GAAP.

•	ASR—defined as the annualized value of new committed subscription revenue for new contracts and incremental committed subscription revenue for renewed contracts signed within the given period.
For the fiscal 2017 EIP, there were three performance levels of attainment established for each component, Subscription Revenue and ASR (see chart below), with cash award amounts prorated between each performance level based on Covisint’s actual results. If Covisint met 100% of its Subscription Revenue target and 100% of its ASR target, each NEO would receive an Annual Incentive Award equal to 100% of his Annual EIP Target (as reflected in the table below), fifty percent (50%) for meeting the Subscription Revenue target and fifty percent (50%) for meeting the ASR target. If Covisint’s performance was below the threshold level for any component, no cash award would be earned with respect to that component. If Covisint’s performance exceeded the maximum level, the cash award would be capped at the maximum payout level.

	Subscription Revenue Performance		ASR Performance
	Performance Levels ($)	% of NEO Award	Performance Levels ($)	% of NEO Award
Minimum Threshold	63,000,000	50	9,000,000	50
Target	65,000,000	100	13,000,000	100
Maximum	72,000,000	150	26,000,000	150
If Covisint meets or exceeds the minimum thresholds for Subscription Revenue and ASR, the cash incentive referred to as the Annual Incentive Award, is paid shortly after Covisint’s fiscal year-end results of operations are final.
To illustrate the annual incentive award, the following table provides hypothetical examples of the fiscal 2017 EIP components at the various tiered targets for an NEO with an annual salary of $400,000 and performance levels attained at target:

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
In fiscal 2017, Covisint’s performance was less than the minimum threshold for Subscription Revenue and ASR. Accordingly, no cash bonuses were earned or paid to Covisint executives under the fiscal 2017 EIP.

Long-Term Equity Awards under the EIP
To enhance the link between creating shareholder value and long-term incentive compensation, the Company’s Compensation Committee has the authority to grant equity awards to our NEOs under the Covisint Long-Term Incentive Plan or LTIP.
On April 14, 2016, Messrs. Digirolamo and Asam were granted options to acquire 75,000 and 80,000 shares, respectively of Covisint common stock as part of the 2016 EIP with an exercise price of $1.79. These stock options vest annually in equal installments over a four-year period provided that the participant remains continuously employed by us or one of our affiliates during that time. Stock options expire ten years after the date of grant.
As part of the 2016 EIP, on September 9, 2016, Mr. Asam was granted 100,000 RSUs and on November 21, 2016, Mr. Inman was granted 200,000 RSUs. These RSU grants vest annually in equal installments over a four-year period provided that the participants remain continuously employed by us or one of our affiliates during that time.
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
Outstanding Equity Awards Table at Fiscal Year End 2017
The following table provides information on the holdings of option and stock awards by our Named Executive Officers as of March 31, 2017.

	Option Awards						Stock Awards

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Samuel M. Inman, III	07/01/2014	500,000	250,000	(4)	4.86	07/01/2024	—	—
	07/01/2014	—	—		—		60,731	124,499
	11/21/2016	—	—		—		200,000	410,000

Enrico Digirolamo	08/07/2013	120,000	—	(5)	7.18	08/07/2023	—	—
	11/12/2014	40,000	40,000		2.79	11/12/2024	—	—
	04/14/2016	—	75,000		1.79	04/14/2026	—	—

Steven R. Asam	03/04/2013	21,000	—		6.77	03/04/2023	—	—
	11/12/2014	52,188	52,191		2.79	11/12/2024	—	—
	04/14/2016	—	80,000		1.79	04/14/2026	—	—
	09/09/2016	—	—		—		100,000	205,000

(1)	Unless otherwise noted below, the options vest in equal parts over four years on the anniversary of the date of grant.

(2)	One-third of these RSUs vest on each of the first through third anniversary of the date of grant.

(3)	Based upon the closing price of Covisint's shares of common stock on the NASDAQ Global Select Market on March 31, 2017 (i.e., the last trading day of our fiscal year) of $2.05.

(4)	One-third of the options become exercisable on each of the first through third anniversary of the date of grant.

(5)
One-quarter of these options became exercisable on October 1, 2013, upon consummation of our initial public offering, and one-quarter became exercisable on each of October 1, 2014, October 1, 2015, and October 1, 2016.

Other Perquisites
One of our NEOs is provided a limited number of perquisites in addition to benefits provided to our other employees. The purpose of these perquisites is to facilitate his commuting to work in southeastern Michigan from his personal residence out of state.
Payments upon a Potential Termination of Employment or Change in Control
On August 25, 2016, the Company entered into a Severance Agreement with Mr. Digirolamo. The Severance Agreement with Mr. Digirolamo has a term through December 31, 2019. Mr. Digirolamo's Severance Agreement provides that Mr. Digirolamo will receive change of control severance payments and other benefits described below only if: (1) either (a) his employment is terminated by the Company for any reason other than for cause (generally defined to include certain failures in performing his duties, or conduct materially injurious to the Company), (b) death or disability (as defined in the Severance Agreement), or (c) by Mr. Digirolamo for good reason (generally defined to include the assignment of duties materially inconsistent with the status, duties and responsibilities of a chief financial officer of a publicly traded company, reduction in base salary or benefits, or required relocation of greater than 25 miles), and (2) the termination occurs within one year after a change in control of the Company (each, a “Severance Event”).
Under the terms of Mr. Digirolamo's Severance Agreement, if Mr. Digirolamo experiences a Severance Event, Mr. Digirolamo will receive, in lieu of post-termination severance benefits otherwise payable to him, a cash lump sum of an amount equal to a one times the sum of his annual base salary plus the target annual cash bonus in the fiscal year in which termination of his employment occurs.  For one year after the Severance Event, the Company will also reimburse Mr. Digirolamo for COBRA continuation coverage for life, disability, accident and health insurance benefits substantially similar to those provided to him immediately prior to the date of termination. Mr. Digirolamo is also entitled to be paid in cash an amount equal to any unpaid incentive compensation which has been allocated or awarded to the executive for a prior year and which is contingent only on continued employment, along with a pro rata portion of the amount of the award the executive would have earned with respect to the year in which the termination occurs.  Mr. Digirolamo will also be entitled to payment in cash of any amount of the Retention Bonus that remains unpaid at the time of the Severance Event. Any such severance payment or benefit may be reduced under certain circumstances if it would be subject to excise tax under Section 280G of the Internal Revenue Code of 1986, as amended ("Code").
On August 25, 2016, the Company entered into a Retention Bonus with Mr. Digirolamo. In recognition of his continued service with the Company through August 31, 2018, the Company will provide Mr. Digirolamo a cash retention bonus of five hundred thousand ($500,000) dollars. The bonus will be paid in two installments. If Mr. Digirolamo remains continuously employed by the Company through August 31, 2017, and the Company determines, in its reasonable discretion, that his performance has been satisfactory, Mr. Digirolamo will be paid two hundred thousand ($200,000) dollars in cash less all applicable withholdings and deductions required by law. If Mr. Digirolamo remains continuously employed by the Company through August 31, 2018, and the Company determines, in its reasonable discretion, that his performance has been satisfactory, Mr. Digirolamo will be paid the remaining three hundred thousand ($300,000) dollars in cash less all applicable withholdings and deductions required by law. In the event of a change of control and a Severance Event, Mr. Digirolamo will be entitled to the payment of any amount of the retention bonus that remains unpaid at the time of the Severance Event.
On July 1, 2014, we entered into a Severance Agreement with Mr. Inman. The Severance Agreement with Mr. Inman has an original term through December 31, 2016, with automatic one-year renewals unless either party provides 15 months' notice of its intent not to renew. Mr. Inman’s Severance Agreement will expire 24 months following the date of a change in control of the Company (as such term is defined in the Severance Agreement). Under the Severance Agreement, Mr. Inman agrees, following a potential change in control to remain employed until the earlier of (a) a change in control, (b) six months after a potential change in control or (c) his termination of employment.
Under the terms of Mr. Inman’s Severance Agreement, if Mr. Inman experiences a “qualifying termination,” the Company will provide him with the following severance payments and benefits: (i) a cash lump sum payment in an amount equal to his annual base salary and the target annual cash bonus; (ii) reimbursement for 12-months of COBRA continuation coverage, provided Mr. Inman timely elects such COBRA coverage through the Company’s COBRA administrator and such COBRA coverage remains in effect for the 12-month period; (iii) a cash payment in an amount equal to any unpaid incentive compensation which has been allocated or awarded to him for any year prior to the year of termination and which is contingent only on his continued employment and an amount equal to the pro rata portion of the award he would have earned with respect to the year in which the termination occurs; and (iv) full vesting of any outstanding stock options or stock awards. For this purpose, a “qualifying termination” means Mr. Inman’s employment is terminated by the Company for any reason other than for “cause”, death or “disability” or Mr. Inman terminates his employment for “good reason” during the term of the Severance Agreement (as such terms are defined in the Severance Agreement). Mr. Inman’s Severance Agreement provides that if payments and benefits provided to Mr. Inman would constitute an “excess parachute payment” for purposes of Section 280G of the Code, he will either have his payments and benefits reduced to the highest amount that could be paid without triggering Section 280G or receive the after-tax amount of his payment and benefits, whichever results in the greater after-tax benefit to Mr. Inman, taking into account the excise tax imposed under Section 4999 of the Code and any applicable federal, state and local taxes.
On September 29, 2016, the Company entered into a Severance Agreement with Steven Asam, the Company’s Senior Vice President of Delivery, Operations and Engineering. Under the terms of the agreement, if Mr. Asam’s employment is terminated within one year following a change in control, either by the Company without cause or by Mr. Asam for good reason, he would be entitled to receive: (i) a lump sum severance payment, in cash equal to the sum of his base salary and his target annual bonus under any annual bonus or incentive plan applicable to him; (ii) reimbursement for 12 months of COBRA continuation coverage, provided Mr. Asam timely elects such COBRA coverage through the Company’s COBRA administrator and such COBRA coverage remains in effect for the 12-month period; (iii) a cash payment in an amount equal to any unpaid incentive compensation which has been allocated or awarded to him for any year prior to the year of termination and which is contingent only on his continued employment; and (iv) full vesting of any outstanding stock options. A resignation with “good reason” generally means the assignment of duties materially inconsistent with Mr. Asam’s status, duties, and responsibilities as a Senior Vice President of Delivery, Operations and Engineering of a publicly traded company or a substantial adverse alteration in the nature or status of his responsibilities, a reduction in base salary or target bonus percentage, a relocation of greater than 25 miles and certain failures of the Company to pay compensation due to him or provide certain benefits or to fulfill certain contractual obligations. Mr. Asam’s Severance Agreement provides that if payments and benefits provided to Mr. Asam would constitute an “excess parachute payment” for purposes of Section 280G of the Code, he will either have his payments and benefits reduced to the highest amount that could be paid without triggering Section 280G or receive the after-tax amount of his payment and benefits, whichever results in the greater after-tax benefit to Mr. Asam, taking into account the excise tax imposed under Section 4999 of the Code and any applicable federal, state and local taxes.
Other than the agreements described immediately above, we have not entered into any employment, severance or separation agreements with any of our NEOs.
Deductibility of Executive Compensation
Code Section 162(m) restricts the deductibility of executive compensation paid to the Company's CEO and certain other NEOs to not more than $1 million in annual compensation (including gains from vesting RSUs and the exercise of certain stock option grants). Certain performance-based compensation is exempt from this limitation if it complies with the various conditions described in Section 162(m). The LTIP contains a shareholder-approved restriction on the number of options that may be granted which is intended to cause compensation realized in connection with the exercise of options granted under these plans to be exempt from the restriction on deductibility. In addition, the LTIP contains provisions that permit us to pay other performance-based compensation that would be exempt from restrictions on deductibility under Section 162(m) if properly structured. Some components of our compensation program result in payments that are subject to these restrictions on deductibility. However, the Compensation Committee has concluded that the effect on the Company’s results of operations from the limit on deductibility is not material and that it is appropriate to exceed the restrictions on deductibility under Section 162(m) to ensure that executive officers are compensated in a manner that it believes to be consistent with the best interests of the Company and its shareholders. The Compensation Committee may continue to approve non-deductible compensation in appropriate circumstances.
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

A director may elect to convert any cash compensation into RSUs at the fair market value of a share of Company common stock on the date of the annual meeting. The non-executive chairman director receives an additional annual cash retainer of $25,000.
On October 24, 2016, Messrs. Goldsmith, Grabe, Hansen, Smith, Yaron and Mai received an annual RSU grant of 36,408 RSUs.
No directors are compensated specifically for attendance at meetings. We reimburse non-employee directors for out-of-pocket expenses they incur for attending Board of Directors and committee meetings.
Director Compensation Table
The following table sets forth information concerning the compensation during fiscal 2017 of our non-employee directors.

Name	FY17 Fees Earned or Paid in Cash ($)	Option Awards ($)	Restricted Stock Unit Awards ($)	All Other Compensation ($)	Total ($)

Bernard M. Goldsmith	43,750	—	75,000	—	118,750
William O. Grabe	31,250	—	75,000	—	106,250
Lawrence David Hansen	40,000	—	75,000	—	115,000
Andrea Mai	31,667	35,600	75,000	—	142,267
John F. Smith	63,333	35,600	75,000	—	173,933
Jonathan Yaron	34,167	35,600	75,000	—	144,767

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS
The following table shows, as of July 25, 2017, the beneficial ownership of shares of our Common Stock for (i) all shareholders known by us to beneficially own more than five percent of the outstanding shares of our Common Stock, (ii) each of our current directors, (iii) our named executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise noted, and subject to the Voting Agreements (see the section entitled “The Voting Agreements”), to the Company’s knowledge, these persons have sole voting and investment power over the shares listed below. Some of the information in the table is based on information included in filings made by the beneficial owners with the SEC. Except as otherwise indicated, addresses are c/o Covisint Corporation, 26533 Evergreen Road, Suite 500, Southfield, Michigan 48076.

Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
FMR, LLC (2)	6,038,094	14.8%
Vector Capital Management, LLP (3)	3,469,853	8.5%
J. Goldman & Co., L.P. (4)	3,377,746	8.3%
Neuberger Berman Group, LLC (5)	3,355,239	8.2%
BR Dialectic Capital Management, LLC (6)	3,141,213	7.7%
Elliott Associate, LP (7)	2,952,357	7.2%
Steven R. Asam (8)	191,480	*
Enrico Digirolamo (9)	204,750	*
Bernard M. Goldsmith (10)	195,560	*
William O. Grabe (11)	324,088	*
Lawrence David Hansen (12)	76,065	*
Samuel M. Inman, III (13)	913,002	2.2%
Andreas Mai	—	—
John F. Smith	—	—
Jonathan Yaron	—	—
All directors and executive officers as a group (9) persons)	1,904,945	4.5%

*	Less than 1%

(1)
As required by the rules of the SEC, the table includes shares of our Common Stock that may be acquired pursuant to stock options exercisable and restricted stock units that will vest within 60 days of July 25, 2017. The table does not reflect acquisitions or dispositions of shares of our Common Stock, including grants or exercises of stock options, after July 25, 2017.

(2)	Based solely on a Schedule 13G/A, dated February 14, 2017, filed by FMR LLC, 245 Summer Street, Boston, MA 02210.

(3)
Based solely on a Schedule 13D/A, dated May 23, 2016, filed by Vector Capital IV LP, Vector Capital Partners IV, LP, Vector Entrepreneur Fund III, LP, Vector Capital Partners III, LP, Vector Capital, LLC, and Alexander R. Slusky, One Market Street, Steuart Tower, 23rd Floor, San Francisco, CA 94105.

(4)	Based solely on a Schedule 13G/A, dated February 14, 2017, filed by J. Goldman & Co., L.P., J. Goldman Capital Management, Inc. and Jay G. Goldman, 510 Madison Avenue, 26th Floor, New York, NY 10022.

(5)	Based solely on a Schedule 13G/A, dated February 14, 2017, filed by Neuberger Berman Group LLC and Neuberger Berman Investment Advisors LLC, 605 Third Avenue, 21st Floor, New York, NY 10159.

(6)	Based solely on a Schedule 13D/A, dated June 6, 2017, filed by BR Dialectic Capital Management LLC, Dialectic Capital LLC and John Fichthorn, 119 Rowayton Ave., 2nd Floor, Norwalk, CT 06853.

(7)
Based solely on a Schedule 13G, dated February 17, 2015, filed by Elliott Associates, L.P. and its wholly owned subsidiaries, Elliott International, L.P. and Elliott International Capital Advisors, 40 West 57th Street, New York, New York 10019.

(8)	Includes 107,132 option shares exercisable within 60 days of July 25, 2017.

(9)	Includes 178,750 option shares exercisable within 60 days of July 25, 2017.

(10)	Includes 100,500 option shares exercisable within 60 days of July 25, 2017.

(11)	Includes 100,500 option shares exercisable within 60 days of July 25, 2017.

(12)	Includes 20,000 option shares exercisable within 60 days of July 25, 2017.

(13)	Includes 810,731 option shares exercisable within 60 days of July 25, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-party Transactions

The charters of our Audit Committee and Nominating/Governance Committee require that any transaction with a related party, including transactions that must be reported under applicable rules of the SEC (other than compensation-related matters), must be reviewed and approved or ratified by the Audit Committee, unless the related party is, or is associated with, a member of that committee, in which event the transaction must be reviewed and approved by the Nominating/Governance Committee. We do not have any related person transactions that are required to be disclosed in this Annual Report on Form 10 K under SEC rules.

Director Independence

Our Board of Directors reviews its composition and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, our Board has determined that Bernard M. Goldsmith, William O. Grabe, Lawrence David Hansen, Andreas Mai, John F. Smith and Jonathan Yaron meet the independence requirements of The NASDAQ Global Select Market in connection with their service on the Board and any committee of the Board of which they are a member. In making this determination, our Board of Directors considered the relationships that each director has with our Company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor Fees

The following table sets forth the fees billed by Grant Thornton for services rendered to the Company in fiscal 2017 and 2016.

Fee Category	Fiscal 2017 Fees ($)	Fiscal 2016 Fees ($)
Audit Fees	340,000	325,000
Audit-related Fees	14,525	15,850
Tax Fees	—	—
All Other Fees	73,845	18,572
Total Fees	428,370	359,422

Audit Fees

For fiscal 2017 and 2016, the aggregate audit fees billed by Grant Thornton LP were for professional services rendered for the audit of our respective 2017 and 2016, financial statements included in our Annual Reports on Form 10-K and the reviews of the interim financial statements included in our Quarterly Reports on Form 10-Q.

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

All Other Fees

All other fees consist of assurance services not related to the audit or review of our financial statements. This category includes fees primarily related to the audit of service organization controls.

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

In fiscal 2017, all audit services and all non-audit services were approved by the Audit Committee. The pre-approval policy was not waived in any instance.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    Documents filed as part of this report.

3.	Exhibits
The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index attached to this Annual Report.
EXHIBIT INDEX

Exhibit Number	Description of Document (Subject to Update)
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws, dated December 14, 2016 (2)
10.1	Second Amended and Restated Master Separation Agreement (3)
10.2	Termination of Intercompany Agreements (3)
10.3	Second Amended and Restated Tax Sharing Agreement (3)
10.4	Contribution Agreement (1)
*10.5	2009 Long Term Incentive Plan (1)
*10.6	First Amendment to 2009 Long-Term Incentive Plan (4)
*10.7	Second Amendment to 2009 Long-Term Incentive Plan (5)
*10.8	Form of Option Agreement (1)
*10.8	Amendment No. 1 to Option Agreement (1)
*10.10	Corporate Short-Term Incentive Plan (6)
*10.11	Severance Agreement between Covisint Corporation and Samuel M. Inman, III (7)
*10.12	Stock Option Agreement between Covisint Corporation and Samuel M. Inman, III (7)
*10.13	Restricted Stock Unit Award Agreement between Covisint Corporation and Samuel M. Inman, III (7)
*10.14	Director Compensation (8)
*10.15	Form Restricted Stock Unit Award Agreement for Directors (8)
*10.16	Form Severance Agreement (9)
10.17	Lease - Travelers Tower II, Southfield, Michigan, dated December 18, 2014 (8)
10.18	Standard Multi-Tenant Office Lease, San Francisco, dated February 19, 2015(6)
†10.19	Software License and Hosting Services Agreement dated November 19, 2013 by and between Covisint Corporation and Cisco Systems, Inc. (10)
†10.20	Amendment No. 1 to Software License and Hosting Services Agreement dated December 1, 2014 by and between Covisint Corporation and Cisco Systems, Inc. (10)
†10.21	Statement of Work dated October 1, 2014 by and between Covisint Corporation and Cisco Systems, Inc. (10)
†10.22	Statement of Work dated January 1, 2015 by and between Covisint Corporation and Cisco Systems, Inc. (10)
†10.23	Statement of Work dated February 1, 2015 by and between Covisint Corporation and Cisco Systems, Inc. (10)
†10.24	Statement of Work dated September 29, 2015 by and between Covisint Corporation and Cisco Systems, Inc. (10)
†10.25	Statement of Work dated September 30, 2015 by and between Covisint Corporation and Cisco Systems,Inc. (10)
†10.26	Statement of Work dated November 5, 2015 by and between Covisint Corporation and Cisco Systems, Inc. (10)
*10.27	Letter Agreement with Enrico Digirolamo regarding Retention Bonus dated August 25, 2016 (11)
10.28	Cooperation Agreement between Covisint Corporation and Dialectic Capital Partners, et. al. dated August 25, 2016 (12)
21.1	Subsidiaries (1)
23.1	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP (13)
23.2	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP (13)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act (13)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act (13)
#31.3	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
#31.4	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act (14)
101.INS	XBRL Instance Document (13)
101.SCH	XBRL Taxonomy Extension Schema Document (13)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (13)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (13)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (13)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (13)
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
(11) Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on August 31, 2016.
(12) Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on August 25, 2016.
(13) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2017.
(14) Furnished with the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVISINT CORPORATION

Date:	July 25, 2017	By: /s/ Enrico Digirolamo
Enrico Digirolamo
Chief Financial Officer